Form 10-K
period 2021-12-31
Relativity Acquisition Corp
filed 2022-03-31
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-41283

RELATIVITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 3753 Howard Hughes Pkwy Suite 200 Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 710-4420

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, and one redeemable warrant	RACYU	The Nasdaq Stock Market
Class A common stock, par value $0.0001 per share	RACY	The Nasdaq Stock Market
Redeemable warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50	RACYW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on February 11, 2022, and the registrant’s shares of Class A common stock and warrants have not begun trading on the Nasdaq Global Market as of the date of this Report. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021.

As of March 29, 2022 there were 15,028,750 shares of Class A common stock, par value $0.0001 per share and 3,593,750 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“A.G.P.” are to A.G.P./Alliance Global Partners;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“extension loan” are to loans made by the sponsor or its affiliates or designees which are deposited into the trust account for Funded Extension Periods (as defined below);

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our initial stockholders (as defined below) in private placements prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“Funded Extension Period” are to each additional three-month period that the sponsor extend the period of time to consummate a business combination for up to two times without stockholder approval (for a total of up to 18 months to complete a business combination);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 15, 2022;

●	“initial stockholders” are to our sponsor, A.G.P. and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the shares of Class A common stock underlying the private placement units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this Report;

●	“private placement warrants” are to the warrants underlying the private placement units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in this Report;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor or the underwriters (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on January 13, 2022, as amended and declared effective on February 10, 2022 (File No. 333-262156);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative” are to A.G.P., as the representative of the underwriters in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Relativity Acquisition Sponsor LLC, a Delaware limited liability company;

●

“trust account” are to the U.S.-based trust account in which an amount of $146,625,000.00 from the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering;

●	“units” are to the units consisting of one share and one warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants;

●	“we,” “us,” “Company” or “our Company” are to Relativity Acquisition Corp., a Delaware corporation; and

●	“Withum” are to WithumSmith+Brown, PC, independent registered public accounting firm.

PART I

Item 1. Business.

Overview

We are a newly organized blank check company formed as a Delaware corporation for the purpose of effecting our initial business combination.

While we have focused on targets in the legalized cannabis industry and will continue to explore targets in the legalized cannabis industry that meet our criteria, we will also actively explore business combination targets in other businesses, industries or geographical locations, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management. Any target business in the cannabis industry that we identify must be compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates and, in particular, we will not invest in, or consummate a business combination with, a target business that we reasonably believe has been operating, or whose business plan is to operate, in violation of U.S. federal laws or foreign laws, including the U.S. Controlled Substances Act.

The cannabis industry has experienced significant growth over the last several years. With full federal legalization in Canada and 36 states in the United States allowing for some type of legal use under state law, the cannabis industry is amongst the fastest growing industries in the world. We believe that the normalization of cannabis and its many uses — both therapeutic and recreational — is creating a rarely seen opportunity to invest in related businesses. At the same time, the cannabis industry is highly fragmented and subject to a complex regulatory framework, creating significant barriers to entry. The cannabis-related investment space is currently dominated by small funds which we believe lack both the capital and the necessary experience to see their investments through multiple rounds of funding.

We believe that there are several types of target businesses that could benefit from our partnership and are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate. In the United States, this would currently include certain non-plant touching businesses that support the functioning of state-licensed commercial cannabis activity but are not directly related to cultivation, manufacturing, processing, branding, transportation, distribution, storage or sale of cannabis and cannabis-based products. Another set of eligible targets in the U.S. would include certain hemp-derived cannabidiol (“CBD”) businesses that are compliant with the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), which would include targets engaged in (i) cultivation and/or processing of hemp, (ii) the manufacturing of hemp extracts and/or extraction of cannabinoids from hemp, and/or (iii) branding, transportation, distribution, storage or sale of hemp-derived CBD. Any such targets would only produce products that are derived from “hemp,” as defined in the 2018 Farm Bill, and would therefore have a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis, in each case pursuant to August 2020 U.S. Drug Enforcement Administration (“DEA”) regulations implementing the 2018 Farm Bill. In addition, any such products must comply with the FFDCA and its implementing regulations, as amended from time to time. We may also consider companies pursuing an FDA track (or its equivalent in the relevant jurisdiction) for pharmaceutical applications and treatments that contain compounds found in cannabis. There are also a number of qualifying cannabis-related licensed operators in industries outside of the United States. This includes companies currently operating in jurisdictions where cannabis has been decriminalized for recreational use, such as Canada and Uruguay, as well as jurisdictions in which medical use is legal, such as Colombia and Germany. Globally, more than 50 countries have legalized some form of medical cannabis and we believe that legislative trends in certain jurisdictions will continue to broaden our opportunity set for eligible acquisitions.

The transition of cannabis and its related industries to a regulated and legal marketplace has been happening at a rapid pace over recent years. Many countries have or are contemplating some form of legalized use, including Canada and the United States. In the United States, there have been several bills introduced to relax restrictions on commercial cannabis activity. For example, the Marijuana Freedom and Opportunity Act was first introduced in the United States Senate in June 2018, and later reintroduced in both houses of Congress in May 2019. Although Congress never took action on that bill, it would have removed marijuana from the schedule of controlled substances under the Controlled Substances Act and eliminated federal criminal penalties for the import, export, manufacture, distribution and possession of marijuana. The Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”), which has passed in the United States House of Representatives several times, was most recently attached to the National Defense Authorization Act (the “NDA Act”) and passed again by the United States House of Representatives in September 2021. While the U.S. Senate ultimately rejected the incorporation of the SAFE Banking Act language in the NDA Act, the SAFE Banking Act would provide banks that work with state-legal marijuana businesses a safe harbor under existing federal anti-money laundering laws. In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which includes a provision that allows researchers to study marijuana that consumers purchase from state-legal dispensaries, rather than relying solely on government-grown cannabis.

First introduced in 2019, the United States House of Representatives approved the Marijuana Opportunity, Reinvestment and Expungement Act (the “MORE Act”) — a comprehensive cannabis reform bill that would remove cannabis from the Controlled Substances Act schedules, legalize commercial cannabis activity and promote social equity — in December 2020. However, the legislation did not pass the U.S. Senate, and was reintroduced in the House of Representatives in May 2021. While President Biden has supported decriminalization of possession and has not expressed support for de-scheduling cannabis, Vice President Harris was one of the original sponsors of the MORE Act while she was still serving in the U.S. Senate, and has publicly stated her support for cannabis de-scheduling.

In July 2021, Senate Majority Leader Chuck Schumer of New York, and Senators Ron Wyden (OR) and Cory Booker (NJ) circulated a discussion draft of the Cannabis Administration and Opportunity Act (CAOA), that would de-schedule cannabis and legalize, tax and regulate commercial cannabis activity at the federal level. Senate Majority Leader Schumer has indicated the Senate leadership’s willingness to champion full cannabis legalization even without the support of President Biden. However, the legislation has not yet been introduced and it may never be introduced or signed into law.

On November 15, 2021, an additional new comprehensive cannabis de-scheduling bill known as the States Reform Act was introduced in Congress by Congresswoman Nancy Mace (R-S.C.). The States Reform Act would remove marijuana from Schedule I of the federal Controlled Substances Act, and create a legislative framework for overlaying federal regulations on top of existing state regulations of commercial cannabis activity, but without creating the social equity programs featured in both the MORE Act and CAOA. It is unclear whether the States Reform Act will be passed by Congress.

We believe that this momentum will continue to accelerate worldwide, generating tremendous opportunity in the industry, with both broader legislative acceptance and an evolving regulatory environment. There have already been hundreds of businesses launched across various sub-sectors of the cannabis industry, many of which are located in Canada or the United States. These businesses have raised billions of dollars from investors in public and private markets, including strategic investments from major multinational companies that are altering or broadening their core business focus. Many of these businesses have valuations in excess of a billion dollars. However, the cannabis industry is still in its infancy. In order to succeed under the new legislative and regulatory frameworks, we believe that businesses will need strong management teams with deep operational expertise and financial acumen.

As this industry evolves, we believe that investors will become more discerning and will focus on business models that can scale profitably. Despite recent high-profile investments, we believe the total quantum of invested capital in the space is scant relative to other major industry sectors. As the industry evolves and legislative and regulatory hurdles are addressed, we anticipate an institutionalization of capital investment, with reduced reliance on high-net-worth individuals, family offices and select hedge funds. We believe that this will be manifested by new investors providing sources of liquidity that will resemble more mature markets, including increased breadth of financial instruments across the capital structure.

We believe that globally the cannabis industry will continue to grow at a rapid pace in the coming years. Unlike other emerging industries, which have been driven by massive technological advances, cannabis has supported therapeutic treatments for thousands of years across a variety of cultures. The evolution of public perception is being sustained by consumers seeking cannabis-based treatments for a variety of health and wellness needs. We believe that there will be growth via the broader adoption of cannabis for non-recreational use. Potential sources for additional growth include the disruption of a variety of health-related market segments including pain management, sleep, skin care and cosmetics and anxiety, as well as many other applications that are being explored.

Initial Public Offering

On February 15, 2022, we consummated our initial public offering of 14,375,000 units. Each unit consists of one share of Class A common stock and one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $143,750,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 653,750 private placement units to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $6,537,500.

A total of $146,625,000, including $143,750,000 of the proceeds from the initial public offering and $2,875,000 of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee, at the consummation of the initial public offering.

The Company’s efforts are focused on identifying an appropriate target company and completing our initial business combination. Our management team is led by Tarek K. Tabsh, our Chief Executive Officer, and Steven Berg, our Chief Financial Officer. We must complete our initial business combination by February 15, 2023, 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering, on August 15, 2023, if we extend the time to complete a business combination as described in this Report). If our initial business combination is not consummated by February 15, 2023, then, unless that time is extended, our existence will terminate, and we will distribute all amounts in the trust account.

Our Business Strategy

Our business strategy has been and will continue to be to identify and complete our initial business combination with a target operating in the cannabis industry that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates, or with a company that otherwise meets our criteria and that operates in another business, industry, or geographic location, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management. We believe that there is an opportunity to take advantage of a newly emerging industry, with a variety of established operators seeking access to capital and managerial expertise. We have leveraged and will continue to leverage our team’s collective operating, technical, regulatory and legal expertise to build a strong business with competitive advantages to emerge as a leading public company in the space.

As the industry continues to transition to a new legislative and regulatory framework, we believe that many companies will need a partner that can assist in providing a level of operational and financial expertise to support their growth. Our team includes a variety of investment, operational and healthcare professionals who will provide operating, technical, regulatory and legal expertise to assist a target business access the public markets.

Our acquisition plan has been and will continue to be to leverage our management team’s networks of potential transaction sources where we believe a combination of our management team’s industry relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses or assets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities.

Members of our management team have started to communicate with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Business Combination Criteria

We have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. While we utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity, and we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria or guidelines.

We seek to acquire a company which:

●	Has an enterprise value of approximately $500 million to $1 billion;

●	Has a market and/or cost leadership position and would benefit from our management expertise and extensive relationships (i.e., “rewards stellar management”);

●	Occupies relatively fast-growing markets (i.e., “top line growth”);

●	Has strong drivers of revenue and earnings growth and exhibits “barriers to competition”;

●	Has the potential to generate strong and stable free cash flow;

●	Is underperforming its operating potential and underutilizing its balance sheet; and

●	By “creating strategic value” offers an attractive risk-adjusted return for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the business combination fee payable to A.G.P. and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have up to 12 months from the closing of our initial public offering, or until February 15, 2023, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by February 15, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our stockholders will be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during either three-month extension period. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our sponsor, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $1,437,500 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders or their affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account and thereby to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We also leverage our operational and capital allocation experience in order to:

●	Assemble a team of industry and financial experts: For each potential transaction, we intend to assemble a team of industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing the company. We intend to construct an operating and financial plan which optimizes the potential to grow stockholder value. With extensive experience investing in both healthy and underperforming businesses, our management will be able to demonstrate to the target business and its stakeholders that we have the resources and expertise to lead the combined company through complex and often turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the business;

●	Conduct rigorous research and analysis: Performing disciplined, bottom-up fundamental research and analysis is core to our strategy, and we conduct extensive due diligence to evaluate the impact that a transaction may have on the target business;

●	Acquire the target company at an attractive price relative to our view of its intrinsic value: Combining rigorous bottom-up analysis as well as input from industry and financial experts, the management team intends to develop its view of the intrinsic value of the potential business combination. In doing so, the management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to such view;

●

Implement operating and financial structuring opportunities: Our management team has the ability to structure and execute a business combination that will provide the combined business with a capital structure that will support growth in stockholder value and give the combined company the flexibility needed to grow organically and/or through strategic acquisitions or divestitures. We intend to also develop and implement strategies and initiatives to improve the business’s operating and financial performance and create a platform for growth;

●

Seek follow-on strategic acquisitions and divestitures to further grow stockholder value: The management team intends to analyze the strategic direction of the company and evaluate non-core asset sales to create financial and/or operating flexibility needed for the company to engage in organic or inorganic growth. Specifically, the management team intends to evaluate opportunities for industry consolidation in the company’s core lines of business as well as opportunities to vertically or horizontally integrate with other industry participants; and

●	Engage A.G.P., a leading stockholder that brings deal flow and extensive understanding of capital markets and public market investors: We will be supported by A.G.P. and its team of investment banking professionals, each of whom have meaningful transaction experience, including corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial business combination opportunities. A.G.P. is a leading advisor to public company boards of directors and executives, including technology companies, on matters of public markets capital raising, corporate strategy and M&A. We believe that the significant knowhow of A.G.P. will allow us to effectively gauge target companies that possess a readiness for being public, as well as to support their executives in the process of going public.

Following our initial business combination, we intend to evaluate opportunities to enhance stockholder value, including developing and implementing corporate strategies and initiatives to provide financial and operating runway such that the company can improve its profitability and long-term value. In doing so, the management team anticipates evaluating corporate governance, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities and properly aligning management and board incentives with growing stockholder value.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

Our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our requirement to obtain stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 15, 2022, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for an initial business combination initially in the amount of $141,593,750, after payment of a business combination fee of $5,031,250 and before fees and expenses associated with our initial business combination, and assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates have been and may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we will be supported by A.G.P. and its team of investment banking professionals, each of whom have meaningful transaction experience, including in corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, and A.G. P. combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities. We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will only pay a finder’s fee, consulting fee, advisory fee or other compensation to the extent such payment would be in compliance with all applicable laws and regulations. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay an affiliate of our sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the business combination fee payable to A.G.P. and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers and inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused and will continue to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the business combination fee payable to A.G.P. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, since A.G.P. has agreed to vote in favor of an initial business combination, we would need only 5,120,000, or 35.6% of the 14,375,000 public shares sold in our initial public offering, to be voted in favor of an initial business combination (assuming a quorum is present at the meeting, all outstanding shares are voted and only a majority of shares are required to approve the business combination) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until February 15, 2023 (or until August 15, 2023 if we extend the time to complete a business combination as described in this Report).

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by February 15, 2023, we may, at our sponsor’s option, extend the period of time to consummate a business combination for up to two Funded Extension Periods without stockholder approval (for a total of up to 18 months to complete a business combination), so long as our sponsor or its affiliates or designees deposit into the trust account: (i) with respect to a single Funded Extension Period, an additional Extension Payment of $0.10 per share (for an aggregate of $1,437,500), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per share in the aggregate (for an aggregate $2,875,000, upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement that was entered into between us and Continental. Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement. The insiders or their affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account and thereby to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of our initial public offering, or until February 15, 2023 (or up to 18 months from the closing of our initial public offering, or August 15, 2023, if we extend the time to complete a business combination as described in this Report) to complete our initial business combination. If we are unable to complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,565,000 of proceeds that was held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, and if our sponsor did not elect to fund an extension as provided for in this Report, the per-share redemption amount received by stockholders upon our dissolution is anticipated to be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. At the closing of our initial public offering, we had access to up to approximately $1,565,000 from the proceeds of our initial public offering, (not including amounts held in the trust account) which is held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) as well as expenses incurred as a result of being a public company or in connection with identifying and conducting due diligence on a target for an initial business combination.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 15, 2023 (or August 15, 2023 if we extend the time to complete a business combination as described in this Report), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by February 15, 2023 (or August 15, 2023 if we extend the time to complete a business combination as described in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 15, 2023 (or August 15, 2023 if we extend the time to complete a business combination as described in this Report) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by February 15, 2023 (or by August 15, 2023 if we extend the time to complete a business combination as described in this Report), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 15, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination;

●

military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all;

●

if the funds held outside of our trust account are insufficient to allow us to operate until at least February 15, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by February 15, 2023.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169, and our telephone number is 888-710-4420. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units trade on Nasdaq under the symbol “RACYU” and, once the units separate into their component parts, the shares and the warrants are expected to trade under the symbols “RACY” and “RACYW,” respectively. Our units commenced public trading on February 11, 2022, and our public shares and public warrants have not commenced separate public trading as of the date of this Report.

(b) Holders

On March 29, 2022, there were 2 holders of record of our units, 0 holders of record of shares of our Class A common stock, 4 holders of record of shares of Class B common stock and 0 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

On February 15, 2022, pursuant to the Registration Statement, which was declared effective on February 10, 2022, the Company consummated its initial public offering of 14,375,000 units, including 1,875,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $143,750,000. A.G.P. acted as the sole book-runner and representative of the underwriters of the initial public offering.

A total of $146,625,000 of the proceeds from the initial public offering (which amount includes $5,031,250 of business combination marketing fees to be paid to the representative) and the sale of the private placement units was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Relativity Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2021, relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the period from April 13, 2021 (Inception) through December 31, 2021, we had a net loss of $7,102. We incurred $5,597 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses, and $1,505 of Franchise Tax.

Liquidity and Capital Resources

As of December 31, 2021, we had $42,194 in cash and a working capital deficit of $168,715 (excluding deferred offering costs).

On February 15, 2022, we consummated the initial public offering of 14,375,000 units, including 1,875,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 653,750 private placement unit at a price of $1.00 per private placement units in a private placement to the sponsor, generating total gross proceeds of $6,537,500.

Transaction costs amounted to $3,890,326 consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable, and $480,428 of other offering costs.

Following the closing of our initial public offering, $146,625,000.00 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement units was placed in the trust account maintained by Continental, as trustee.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We may pay our franchise tax from funds from the initial public offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At December 31, 2021, no such working capital loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business upon the consummation of the initial public offering. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we as an emerging growth company can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We have identified the United States as its only “major” tax jurisdiction.

We may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from April 13, 2021 (inception) through December 31, 2021.

Common stock Subject to Possible Redemption

Our Class A common stock that was sold as part of the units in the initial public offering contains a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a stockholder vote or tender offer in connection with our initial business combination. In accordance with ASC 480-10-S99, we classify such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public shares sold as part of the units in the initial public offering was issued with other freestanding instruments (i.e., warrants) and as such, the initial carrying value of public shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 13, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 13, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tarek Tabsh	36	Chief Executive Officer and Director
Steven Berg	58	Chief Financial Officer
John Anthony Quelch	70	Director
Emily Paxhia	41	Director
Francis Knuettel II	55	Director

The experience of our directors and executive officers is as follows:

Tarek K. Tabsh, our Chief Executive Officer and Chairman since inception, has over 15 years of legal, commercial cannabis experience. In 2021, Mr. Tabsh co-founded a cannabis focused real estate investment company, Triangle 9 Real Estate, Inc., and also co-founded and has served as a member of the board of directors of its parent holding company, Triangle 9 Inc. In 2017, Mr. Tabsh co-founded and guided the initial vision and strategy for Oxford Cannabinoid Technologies, a UK-based pharmaceutical company that develops therapies targeting the endocannabinoid system, in areas such as pain and cancer, in partnership with Oxford University. Mr. Tabsh was instrumental in raising an institutional round of investment from one of the largest tobacco companies in the world. Since 2017, Mr. Tabsh serves as a founding partner of GT Consulting, a firm based in the UK and United States that advises some of the most prominent companies in the world on how to understand the dynamic and complex cannabis industry, and how to approach forward-looking M&A strategy, in preparation for legislative reform. In 2016, Mr. Tabsh also co-founded Province Brands, a disruptive, premium beverage technology company in Ontario, Canada, and helped create the world’s first cannabis brewery, as well as a new brewing tradition with a patented technology designed to enable the world’s first beverage fermented from the cannabis/hemp plant rather than barley or grain. Mr. Tabsh worked to develop the recipes, methods, processes and intellectual property for development.

From 2016 to 2018, Mr. Tabsh founded the New Amsterdam Naturals dispensary and brand in Las Vegas, a brand that has won over 25 industry awards, including High Times’ World and U.S., and California Cannabis Cups. For all of Mr. Tabsh’s dispensary developments, he has a deep commitment to improving his community. For his efforts in revitalizing the downtown district, Mr. Tabsh was awarded a Nevada State Senate Certificate of Appreciation. His dispensary facility was also showcased in the European Union Parliament as a model for the responsible retail of medical marijuana. He developed his first medical cannabis dispensaries over ten years ago in Los Angeles and successfully collaborated with government and community stakeholders to lobby for the implementation of regulatory frameworks for cannabis commerce in Los Angeles. He has also advised licensed producers and distributors of cannabinoid medicines throughout the European Union.

Mr. Tabsh has also served on the ArcView Selection Committee from 2016 to 2017 and was responsible for evaluating and selecting the companies that meet the criteria necessary for pitching to the world’s largest network of cannabis investors; as an ArcView Shark, Mr. Tabsh was responsible for providing insightful feedback and suggestions to entrepreneurs pitching a business from the ArcView stage. For his decade of experience and commitment to founding innovative cannabis startups, Mr. Tabsh was named to the High Times’ list of the Top 100 Most Influential Figures in Cannabis in both 2018 and 2019. Mr. Tabsh completed his graduate education by crafting a multidisciplinary course framework at the Harvard Business School, the Harvard School of Engineering and Applied Sciences, and the Massachusetts Institute of Technology, Sloan School of Management with an emphasis on innovation-driven entrepreneurship.

Steven Berg, our Chief Financial Officer since January 2022, is a business leader with over 30 years’ experience spanning investment banking to building prominent companies in the cannabis industry. He has leveraged his background in strategy, capital raising and finance to build some of the most successful brands in cannabis. Mr. Berg is passionate about creating sustainable value through innovative strategy, execution via best practices, and high ethical standards for the benefit of all enterprise stakeholders. Since September 2021, Mr. Berg has served as the Chief Financial Officer and Secretary and a member of the board of directors of Triangle 9 Real Estate, Inc. Mr. Berg’s key professional accomplishments have been achieved in executive roles at consumer products and financial companies. Mr. Berg most recently was CEO of NWT Holdings, LLC (dba Firefly Vapor), from June 2017 to December 2019, a leader in cannabis vaporization technology and consumer products. After taking the helm of the innovative startup company in 2017, Mr. Berg streamlined operations and managed new product development to position for growth. To scale the brand, he then successfully negotiated and executed the acquisition of Firefly by SLANG Worldwide as an integral component to SLANG’s IPO on the Canadian Stock Exchange. Prior to Firefly, Mr. Berg was the CFO of NWT Holdings, Inc. (dba O.penVAPE/Organa Brands, from December 2013 to June 2016), a Colorado pioneer in cannabis vaporization and oil extraction products. In addition to managing corporate finances and strategic initiatives, he drove brand expansion into multiple new state markets through recruitment of new operational partners and structuring license agreements. Prior to O.penVAPE, Mr. Berg was a founding partner of the ArcView Group’s ArcView Investor Network (May 2011 — November 2013), the cannabis industry’s first private investor network. ArcView has raised over $300 million in funding for startup entrepreneurs, venture and growth-stage companies. He conceived the network structure, engineered initial operations, and recruited charter investor members that built the foundation for ArcView’s success. Before entering the legal cannabis arena, Mr. Berg worked as an investment banker for major financial firms. He served as a Managing Director in the Capital Markets Group at Wells Fargo Bank in San Francisco, focusing on structured and derivatives transactions in corporate finance and developing multiple new funding and risk management products. He previously was with Union Bank of Switzerland and BNP Paribas in New York, where he worked in mergers and acquisitions, as well as in derivatives trading and risk management functions in the capital markets. Mr. Berg holds an M.B.A. from New York University Stern School of Business, and an undergraduate degree in Finance and Accounting from San Francisco State University.

John Anthony Quelch, our director since February 2022, currently serves as the Dean of the University of Miami Herbert Business School. From February 2013 until June 2017, Mr. Quelch served as the Charles Edward Wilson Professor of Business Administration at Harvard Business School and Professor of Health Policy and Management at Harvard T.H. Chan School of Public Health. From February 2011 until January 2013, Mr. Quelch served as the dean of the China Europe International Business School. From July 1998 until June 2001, Mr. Quelch served as the Dean of the London Business School. Mr. Quelch has experience serving on the Board of Directors of various United States companies, including Aramark Corporation (NYSE: ARMK), a food service, facilities, and uniform service provider, Gentiva Health Services Inc. (NASDAQ: GTIV), a provider of home health care, hospice and related services in the United States, the Pepsi Bottling Group (now “PepsiCo, Inc.”) (NASDAQ: PEP), an American multinational food, snack and beverage corporation, and Reebok International Limited (NSYE: RBK), a British-American footwear and clothing company. Mr. Quelch has also served as a board member of three pre-IPO data analytics companies, Datalogix and Vitrue (both sold to Oracle) and Affinnova (sold to A.C. Nielsen). Mr. Quelch is currently a director of Amerant Bancorp Inc., Global Crossing Airlines Group Inc. and Industrial Human Capital, Inc. In 2013, Professor Quelch retired from the board of WPP, the world’s leading marketing services company, after 25 years of service (including seven years as chair of the audit committee). In the United Kingdom, he also served on the boards of Blue Circle Industries, easyJet and Pentland Group. Mr. Quelch is currently a member of the Council on Foreign Relations, a New York-based think tank, the Trilateral Commission, a non-governmental and nonpartisan think tank whose purpose is to foster close cooperation between Japan, Western Europe and North America, and the American Academy of Arts and Sciences, a learned society that conducts policy studies and public policy advocacy. Mr. Quelch served as the pro bono chairman of the Massachusetts Port Authority from February 2002 until January 2011. Mr. Quelch received a Bachelor’s degree and a Master’s degree from Exeter College at Oxford University, an MBA from the Wharton School at the University of Pennsylvania, and received both a Master of Science (“SM”) and a Doctorate of Business Administration degree from Harvard University. Mr. Quelch is well-qualified to serve on our board of directors due to his extensive experience in strategic marketing and leadership roles in higher education, and his numerous directorship positions, as well as his participation in multiple nonprofit organizations.

Emily Paxhia, our director since February 2022, has served as a co-founder and managing director of Poseidon Investment Management, LLC (“Poseidon”), a cannabis-focused hedge fund, since October 2013. During her time at Poseidon, Ms. Paxhia has worked with numerous cannabis companies in an advisory and investment capacity. Ms. Paxhia has served as a director of Athletes for CARE, a nonprofit organization that works with retired professional athletes to research and advocate on behalf of important health issues, since March 2018. Ms. Paxhia currently serves as director and Chair of the Compensation & Governance Committee for Ascend Wellness Holdings. Ms. Paxhia also holds board seats with a number of private portfolio companies including: Headset, Flowhub, and Respira Technologies. Previously, Ms. Paxhia served on the Board of Directors of the Marijuana Policy Project, a nonprofit advocacy group that advocates on behalf of marijuana-related policy reform, from May 2016 to December 2016. Ms. Paxhia received a B.A. in Psychology from Skidmore College, and received an M.A. in Psychology from New York University. Ms. Paxhia is well-qualified to serve on our board of directors because of her substantial experience in the cannabis industry, as well as her significant involvement in the nonprofit space.

Francis Knuettel II, our director since February 2022, currently serves on the board of Unrivaled Brands, Inc. since December 2020 (OTCQX: UNRV). In addition, he is a director nominee for another special purpose acquisition company, Murphy Canyon Acquisition Corp. Mr. Knuettel was formerly a Restructuring Advisory Consultant at Viridian Capital Advisors from May 2020 to November 2020. Mr. Knuettel joined Viridian while at One Cannabis Group (“OCG”) where Mr. Knuettel was the Chief Financial Officer from June 2019 to January 2021 and was integral to the sale of the company to Item 9 Labs Corp. (OTCQX: INLB). Prior to OCG, Mr. Knuettel was CFO at MJardin, a Denver-based cannabis cultivation and dispensary management company, from August 2018 to June 2019 where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed MJardin’s merger with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Role. In his role as CSO, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. Prior to MJardin, Mr. Knuettel held numerous CFO and CEO positions at early-stage and NASDAQ-listed companies where he had significant experience both building and restructuring businesses. Mr. Knuettel serves on several corporate boards, including on the Board of Directors of 180 Life Sciences, an early-stage therapeutic biotech company, since July 2021, on the Board of Directors of Sanatio BioScience Corp., an early-stage anti-viral platform, since September 2020 (where he is the chair of the company’s audit committee) and on the Board of Directors of ECOM Medical, Inc., a developer of endotracheal patient monitoring systems, since July 2019 (where he is the chair of the company’s audit committee). Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School of Business at the University of Pennsylvania with an MBA in Finance and Entrepreneurial Management. Mr. Knuettel is well-qualified to serve on our board of directors due to his experience in working with and advising public and private companies on financial management and controls, M&A, capital markets transactions and operating and financial restructurings, as well as his knowledge of the cannabis industry.

Number and Terms of Office of Officers and Directors

We currently have four directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Francis Knuettel II and Emily Paxhia, and will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Tarek Tabsh and John Anthony Quelch, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website www.relativityacquisitions.com.

Audit Committee

We have established an audit committee of the board of directors. Francis Knuettel II, John Anthony Quelch and Emily Paxhia serve as members of our audit committee, and Mr. Knuettel chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Knuettel, Mr. Quelch and Ms. Paxhia meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Knuettel qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee charter is filed as an exhibit to this Report.

Compensation Committee

We have established a compensation committee of the board of directors. Emily Paxhia and John Anthony Quelch serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Paxhia and Mr. Quelch are independent, and Ms. Paxhia chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, have been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. The compensation committee charter is filed as an exhibit to this Report.

Nominations and Corporate Governance Committee

We have established a nominations and corporate governance committee of the board of directors. Francis Knuettel II and John Anthony Quelch serve as members of our nominations and corporate governance committee. Mr. Knuettel and Mr. Quelch are independent, and Mr. Knuettel II chairs the nominations and corporate governance committee. Our nominations and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors. The corporate governance and nomination committee charter is filed as an exhibit to this Report.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the Registration Statement. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 18,622,500 shares of our common stock, consisting of (i) 15,028,750 shares of our Class A common stock and (ii) 3,593,750 shares of our Class B common stock, issued and outstanding as of March 29, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
Relativity Acquisition Sponsor LLC (2)	653,750	4.55%	3,033,906	84.42%	20.52%
Tarek Tabsh (2)	653,750	4.55%	3,033,906	84.42%	20.52%
A.G.P./Alliance Global Partners (3)	—	—	355,000	9.88	1.98%
Steven Berg (4)	—	—	—	—	—
John Anthony Quelch (4)	—	—	—	—	—
Emily Paxhia (4)	—	—	—	—	—
Francis Knuettel II (4)	—	—	—	—	—
All executive officers and directors as a group (five individuals)	653,750	—	3,033,906	84.42%	20.52%
Space Summit Capital LLC (5)	670,000	5.36%	—	—	3.73%
Group consisting of MMCAP International Inc. SPC, et. al. (6)	670,000	5.36%	—	—	3.73%
Group consisting of THE K2 PRINCIPAL FUND, L.P. (7)	670,000	5.36%	—	—	3.73%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Relativity Acquisition Corp., 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169.
(2)	Represents shares held by our sponsor. Tarek Tabsh, our Chief Executive Officer, is the sole manager of our sponsor and as such, may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)

Consists of 355,000 shares of Class B common stock beneficially owned by A.G.P. Individuals who have shared voting and investor control over these shares are Raffaele Gambardella, A.G.P.’s Chief Operating Officer/Chief Risk Officer, Craig E. Klein, A.G.P.’s Chief Financial Officer/Principal Financial Officer, Phillip W. Michals, A.G.P.’s Chief Executive Officer, John J. Venezia, A.G.P.’s Chief Compliance Officer and David A. Bocchi, Trustee of the David Bocchi Family Trust, which is an indirect owner of A.G.P., each of whom disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest.

(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.
(5)	As reported in the Schedule 13G filed on February 14, 2022, Space Summit Capital LLC acquired 670,000 shares of Class A common stock. The business address is 15455 Albright Street, Pacific Palisades, CA 90272.
(6)	According to a Schedule 13G filed on February 15, 2022, MMCAP International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MMAM”) acquired 670,000 shares of Class A common stock. The business address of MMCAP is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The business address of MMAM is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(7)	According to a Schedule 13G filed on February 16, 2022, The K2 Principal Fund, L.P. (the “Fund”), K2 Genpar 2017 Inc. (“Genpar 2017”), Shawn Kimel Investments, Inc. (“SKI”) and K2 & Associates Investment Management Inc. (“K2 & Associates”) acquired 670,000 shares of Class A common stock. Daniel Gosselin is the Vice President of SKI and President of K2 & Associates. K2 & Associates is a direct 66.5% owned subsidiary of SKI. The business address of the reporting persons is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.

Securities Authorized for Issuance under Equity Compensation Plans0

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 28, 2021, our sponsor purchased 3,750,000 founder shares for an aggregate purchase price of $25,000. On December 14, 2021, our sponsor returned to us, at no cost, an aggregate of 511,250 founder shares, which we cancelled, resulting in an aggregate of 3,238,750 founder shares outstanding and held by our sponsor. On December 14, 2021, we issued 355,000 founder shares to A.G.P. On January 12, 2022, our sponsor transferred 176,094 founder shares to George Syllantavos, and 28,750 founder shares to Anastasios Chrysostomidis. The total number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (not including the private placement shares). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased 653,750 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $6,537,500. The private placement units are identical to the units sold in our initial public offering except that (a) the private placement units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination except to permitted transferees, (b) the shares of Class A common stock included in the private placement units and underlying the private placement warrants will be entitled to registration rights and (c) the private placement warrants are entitled to registration rights.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We pay an affiliate of our sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022 or the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the estimated $660,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions). As of February 15, 2022, the Company had borrowed $244,863 under the promissory note and repaid $247,910; the excess of $3,047 was recorded as due from a related party.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the private placement units. The terms of such working capital loans (or extension loans) by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement units and the shares of Class A common stock and warrants included therein, as well as the shares of Class A common stock issuable upon exercise or conversion or exercise of the foregoing warrants, and upon conversion of the founder shares.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The code of ethics is filed as an exhibit to this Report.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. The audit committee charter is filed as an exhibit to this Report. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that John Anthony Quelch, Emily Paxhia and Francis Knuettel II are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $29,500. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $54,075. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

RELATIVITY ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Relativity Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Relativity Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 13, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

PCAOB ID NUMBER 100

RELATIVITY ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets
Cash	$42,194
Deferred Offering Costs	2,154,011
Prepaid expense	5,000
Total Assets	$2,201,205

Liabilities and Stockholder’s Equity
Due to related party	$25,000
Accrued offering costs and expenses	87,641
Franchise tax payable	1,505
Promissory Note – Related Party	96,763
Total Current Liabilities	210,909

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding (1)	359
Additional paid-in capital	1,999,509
Share subscription receivable	(2,470)
Accumulated deficit	(7,102)
Total Stockholder’s Equity	1,990,296

Total Liabilities and Stockholder’s Equity	$2,201,205

(1)

Includes up to 468,750 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 8). On February 15, 2022, the underwriters fully exercised the over-allotment option, thus no shares were subject to forfeiture.

The accompanying notes are an integral part of this financial statement.

RELATIVITY ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$7,102
Net loss	$(7,102)

Basic and diluted weighted average shares outstanding (1)	3,125,000
Basic and diluted net loss per common share	$(0.00)

(1)

Excludes up to 468,750 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 8). On February 15, 2022, the underwriters fully exercised the over-allotment option, thus no shares were forfeited.

The accompanying notes are an integral part of this financial statement.

RELATIVITY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION)

THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In	Share Subscription	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Receivable	Deficit	Equity
Balance as of April 13, 2021 (Inception)	—	$—	$—	$—	$—	$—
Class B common stock issued to the initial stockholder	3,750,000	375	24,625	—	—	25,000
Return of founder shares	(511,250)	(51)	51	—	—	—
Issuance of 355,000 founder shares to A.G.P.	355,000	35	2,435	(2,470)	—	—
The excess of fair value of shares issued to A.G.P.	—	—	1,972,398	—	—	1,972,398
Net loss	—	—	—	—	(7,102)	(7,102)
Balance as of December 31, 2021	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296

(1)	Includes up to 468,750 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 8). On February 15, 2022, the underwriters fully exercised the over-allotment option, thus no shares were subject to forfeiture.

The accompanying notes are an integral part of this financial statement.

RELATIVITY ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(7,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	3,338
Changes in operating assets and liabilities:
Franchise tax payable	1,505
Prepaid expense	(5,000)
Net cash used in operating activities	(7,259)

Cash flows from financing activities:
Proceeds from promissory note – related party	93,425
Payment of deferred offering costs	(43,972)
Net cash provided by financing activities	49,453

Net change in cash	42,194
Cash, beginning of the period	—
Cash, end of the period	$42,194

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$21,662
Deferred offering costs paid by Sponsor under the promissory note	$25,000
Deferred offering costs included in accrued offerings costs and expenses	$87,641
Shares subscription receivable	$(2,470)
The excess of fair value of AGP shares	$1,972,398

The accompanying notes are an integral part of this financial statement.

RELATIVITY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Relativity Acquisition Corp. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation on April 13, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any business or industry.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”), which was consummated on February 15, 2022. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Relativity Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on February 10, 2022 (the “Effective Date”). On February 15, 2022, the Company consummated the IPO of 14,375,000 units at $10.00 per unit (the “Units”), including the issuance of 1,875,000 Units as a result of the full exercise of the underwriters’ over-allotment option, which is discussed in Note 3. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, including 1,875,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional units to cover over-allotments, the Company consummated the private placement of 653,750 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one warrant (“Private Placement Warrant”).

Transaction costs amounted to $3,890,326 consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable and $480,428 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of the business combination fee held in trust and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO and full exercise of the over-allotment by the underwriters on February 15, 2022, $146,625,000.00 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account initially was $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the business combination fee the Company will pay to the underwriters. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A common stock is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 12 months from the closing of the IPO to complete the initial Business Combination, except that the Company’s Sponsor has 2 3-month extensions available to them for up to 18 months to complete the initial Business Combination (as set out below) (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsor may extend the period of time to consummate a business combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 18 months to complete a business combination (each such three-month period, a “Funded Extension Period”), so long as the Sponsor or its affiliates or designees deposit into the trust account: (i) with respect to a single Funded Extension Period, an additional $0.10 per share (for an aggregate of $1,437,500) (an “Extension Payment”), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per share in the aggregate (for an aggregate of $2,875,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of the amended and restated certificate of incorporation and the trust agreement that was entered into between the Company and Continental Stock Transfer & Trust Company. The public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 (or up to $10.40 if available extensions are utilized) per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 (or up to $10.40 if available extensions are utilized) per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 15, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 15, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 15, 2023 (or the expiration date of any Funded Extension Period).

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded, that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or ability to complete a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $42,194 in cash and did not have any cash equivalents as of December 31, 2021.

Deferred Offering Costs

Offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the IPO, and the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable. Offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the IPO, offering costs associated with warrant liabilities were expensed and offering costs associated with the Class A common stock were charged to temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 468,750 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Common stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the IPO was issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public shares classified as temporary equity, and the Public Warrants will be considered a derivative liability and as such the fair value of the Public Warrants is bifurcated and presented as a liability.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 13, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On February 15, 2022, the Company consummated its IPO of 14,375,000 Units, including 1,875,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional units to cover over-allotments, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the IPO on February 15, 2022, $146,625,000.00 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 653,750 Private Placement Units at a price of $10.00 per Unit, or $6,537,500 in the aggregate, in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one Private Placement Warrant.

The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

In May 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 3,750,000 shares of Common stock (the “Founder Shares”). On December 14, the Sponsor returned to the Company, at no cost, an aggregate of 511,250 founder shares, which the Company cancelled. On December 14, 2021, an aggregate of 355,000 shares of Class B common stock were issued to A.G.P., resulting in an aggregate of 3,593,750 shares of Class B common stock outstanding. On January 12, 2022, the Sponsor transferred 176,094 founder shares to George Syllantavos, and 28,750 founder shares to Anastasios Chrysostomidis. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 14,375,000 Units if the underwriter’s over-allotment option were exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. The underwriter’s over-allotment option was exercised in full, and no Founder Shares were forfeited.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) six months after the date of the consummation of the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

Promissory Note — Related Party

On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. As of December 31, 2021, the Company had borrowed $96,763 under the promissory note. The Company had fully repaid the total amount of promissory note on February 15, 2022 and the credit facility is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Due to Related Party

As of December 31, 2021, the Sponsor paid the deferred offering costs of $25,000 for the Company.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights The holders of the Founder Shares, Private Placement Units, the Private Placement Warrants, and the shares of Class A common stock underlying the Private Placement Warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement that was signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the IPO forms a part and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 1,875,000 Units to cover over-allotments, if any. As of February 15, 2022, the underwriters had fully exercised the over-allotment option.

On December 14, 2021, the Company sold an aggregate of 355,000 shares of Class B common stock to A.G.P. at $0.007 per share, for a total consideration of $2,470, which has not been funded as of February 15, 2022 and was recorded as share subscription receivable. The subscription receivable was paid on February 18, 2022.

The fair value of Class B common stock sold to A.G.P. was $1,974,868. The Company accounted for $1,972,398 of the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable as an offering cost of the IPO and allocated between the warrants, equity and temporary equity based on the relative fair values.

On February 15, 2022, the Company paid cash underwriting commissions of $1,437,500 to the underwriters.

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination.

Note 7 — Warrant Liability

As of December 31, 2021, there were no warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of this offering and will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 52nd day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Note 9 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (not including the shares of Class A common stock issuable to the Representative) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for the initial Business Combination; (ii) negotiation with Class A stockholders on structuring an initial Business Combination; or (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock. If such adjustment is not waived, the issuance would not reduce the percentage ownership of holders of the Class B common stock, but would reduce the percentage ownership of holders of the Class A common stock. If such adjustment is waived, the issuance would reduce the percentage ownership of holders of both classes of the Company’s common stock. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issues in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$1,175
Stock-based compensation	-
Federal net operating loss	316
Total deferred tax asset	1,491
Valuation allowance	(1,491)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	1,491

State
Current	—
Deferred	—
Change in valuation allowance	(1,491)
Income tax provision	$—

As of December 31, 2021, the Company has $1,505 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 13, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $1,491.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Permanent Book/Tax Differences	0.00%
Change in valuation allowance	(21.00)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as described in these financial statements and below.

On January 12, 2022, the Sponsor transferred 176,094 founder shares to George Syllantavos, and 28,750 founder shares to Anastasios Chrysostomidis.

On February 15, 2022, the Company consummated the IPO of 14,375,000 units at $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 653,750 units at a price of $10.00 per Private Placement Unit in a private placement, generating gross proceeds of $6,537,500. Transaction costs amounted to $3,890,326 consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable and $480,428 of other offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

The promissory note was repaid in full upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $3,047 to the Sponsor, which was returned by the Sponsor on February 15, 2022. On February 16, 2022, the Sponsor deposited $25,000 into the Company’s operating account, to repay the $3,047 of due from the related party, the excess of $21,953 will be recorded as due to related party.

On February 18, 2022, the Company received $2,470 share consideration from AGP.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 10, 2022, by and between the Company and the Representative. (3)
1.3	Business Combination Marketing Agreement, dated February 10, 2022, by and between the Company and the Representative. (3)
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A common stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated February 10, 2022, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Amended and Restated Promissory Note, dated September 30, 2021, issued to Relativity Acquisition Sponsor LLC. (1)
10.3	Investment Management Trust Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 10, 2022, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated May 28, 2021, between the Registrant and Relativity Acquisition Sponsor LLC. (1)
10.6	Securities Subscription Agreement, dated December 14, 2021, between the Registrant and A.G.P. (1)
10.7	Unit Subscription Agreement, dated February 10, 2022, by and between the Company and the Sponsor. (3)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Support Agreement by and between the Company and 77th Division LLC. (3)
14	Code of Ethics.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter.*
99.2	Compensation Committee Charter.*
99.3	Corporate Governance and Nomination Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on January 13, 2022.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 28, 2022.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	RELATIVITY ACQUISITION CORP.

	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tarek Tabsh	Chief Executive Officer and Chairman	March 31, 2022
Tarek Tabsh	(Principal Executive Officer)

/s/ Steven Berg	Chief Financial Officer	March 31, 2022
Steven Berg	(Principal Financial and Accounting Officer)

/s/ John Anthony Quelch	Director	March 31, 2022
John Anthony Quelch

/s/ Emily Paxhia	Director	March 31, 2022
Emily Paxhia

/s/ Francis Knuettel II	Director	March 31, 2022
Francis Knuettel II