Form 10-Q
period 2022-03-31
Relativity Acquisition Corp
filed 2022-05-16
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40625

RELATIVITY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 3753 Howard Hughes Pkwy Suite 200 Las Vegas, NV 89169
(Address of Principal Executive Offices, including zip code)

(888) 710-4420
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	RACYU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	RACY	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50	RACYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 9, 2022, there were 15,028,750 shares of Class A Common Stock, par value $0.0001 per share, and 3,593,750 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash	$1,201,082	$42,194
Deferred offering costs	—	2,154,011
Prepaid expense	393,143	5,000
Due from sponsor	3,047	—
Total current assets	1,597,272	2,201,205
Investment held in Trust Account	146,638,827	—
Total Assets	$148,236,099	$2,201,205

Liabilities, Redeemable Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Due to related party	$27,500	$25,000
Accrued costs and expenses	148,580	87,641
Franchise tax payable	50,000	1,505
Promissory note – related party	—	96,763
Total current liabilities	226,080	210,909
Warrant liabilities	2,915,124	—
Total Liabilities	3,141,204	210,909

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,375,000 and 0 shares subject to possible redemption as of March 31, 2022 and December 31, 2021, respectively, at a redemption value of $10.20 per share	146,625,000	—

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 653,750 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 14,375,000 shares subject to possible redemption)	65	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	1,999,509
Share subscription receivable	—	(2,470)
Accumulated deficit	(1,530,529)	(7,102)
Total Stockholder’s Equity (Deficit)	(1,530,105)	1,990,296
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$148,236,099	$2,201,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Formation and operating costs	$393,748
Loss from operations	(393,748)
Other income (expense)
Change in fair value of warrant liability	1,894,764
Interest income on investment held in Trust Account	13,827
Warrant issuance cost	(125,175)
Total other income	1,783,416
Net income	$1,389,668

Basic and diluted weighted average shares outstanding, Class A common stock	7,347,389
Basic and diluted net income per common stock, Class A common stock	$0.13
Basic and diluted weighted average shares outstanding, Class B common stock	3,593,750
Basic and diluted net income per common stock, Class B common stock	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Share Subscription	Accumulated	Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(2,913,095)	(11,240,407)
Net income	—	—	—	—		—	1,389,668	1,389,668
Balance as of March 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$(1,530,529)	$(1,530,105)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net income	$1,389,668
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investment held in Trust Account	(13,827)
Warrant issuance cost	125,175
Change in fair value of derivative warrant liabilities	(1,894,764)
Changes in operating assets and liabilities:
Prepaid assets	(388,143)
Due from sponsor	(3,047)
Accrued costs and expenses	148,580
Due to related party	27,500
Franchise tax payable	48,495
Net cash used in operating activities	(560,363)
Cash flows from investing activity:
Investment of cash in Trust Account	(146,625,000)
Net cash used in investing activity	(146,625,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	142,312,500
Proceeds from private placement units	6,537,500
Proceeds from issuance of promissory note – related party	111,800
Proceeds from payment of share subscription receivable	2,470
Payment of promissory note – related party	(208,563)
Payment of offering costs	(411,456)
Net cash provided by financing activities	148,344,251
Net change in cash	1,158,888
Cash, beginning of the period	42,194
Cash, end of the period	$1,201,082

Supplemental disclosure of cash flow information:
The excess of fair value of AGP shares that were included in deferred offering costs	$1,972,398

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), which was consummated on February 15, 2022. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO and full exercise of the over-allotment by the underwriters on February 15, 2022, $146,625,000.00 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Company will have only 12 months from the closing of the IPO to complete the initial Business Combination, except that the Company’s Sponsor has 2 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below) (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

The Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 (or up to $10.40 if available extensions are utilized) per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 (or up to $10.40 if available extensions are utilized) per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded, that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or ability to complete a business combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $1,201,082 in its operating bank account and a working capital, excluding franchise tax payable, net of interest income from trust account, of $1,385,019.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $1,201,082 and $42,194, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021

Investment held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $146,638,827 and $0, respectively, in investments held in the Trust Account which were held in money market funds which are primarily invested in U.S Treasury securities. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest on investments held in trust account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share is the same as basic net income per share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$933,215	$456,453
Denominator:
Weighted-average shares outstanding including shares subject to redemption	7,347,389	3,593,750
Basic and diluted net income per share	$0.13	$0.13

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the 14,375,000 shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the IPO was issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public shares classified as temporary equity, and the Public Warrants are considered a derivative liability and as such the fair value of the Public Warrants is bifurcated and presented as a liability.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On February 15, 2022, the Company consummated its IPO of 14,375,000 Units, including 1,875,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional units to cover over-allotments, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Following the closing of the IPO on February 15, 2022, $146,625,000.00 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

All of the 14,375,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stock are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022, the common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Plus:
Accretion of carrying value to redemption value	11,240,407
Common stock subject to possible redemption	$146,625,000

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

Promissory Note — Related Party

On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The outstanding balance under the promissory note of $208,563 was paid in full and as a result, the credit facility is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $15,000 of administrative service fees, all of which were fully paid.

Due to Related Party

At March 31, 2022, the Company received $27,500 from one of its officers. At December 31, 2021, the Sponsor paid the deferred offering costs of $25,000 for the Company.

Due from Sponsor

Due from Sponsor is a non interest-bearing advance and is due on demand. At March 31, 2022, $3,047 is included in due from sponsor in the accompanying condensed balance sheets.

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

Note 7 — Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund. There were no assets and liabilities measured at fair value as of December 31, 2021.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$146,638,827	$146,638,827	$—	$—
Liabilities:
Public Warrants	$2,788,264	$—	$—	$2,788,264
Private Warrants	126,861	—	—	126,861
Warrant Liabilities	$2,915,124	$—	$—	$2,915,124

The estimated fair value of the warrant liability for the public and private warrants at March 31, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of February 15, 2022 (initial recognition) and March 31, 2022:

	February 15, 2022	March 31, 2022
Strike price	$11.50	$11.50
Share price	$9.68	$9.88
Volatility	5.70%	3.00%
Risk-free rate	2.00%	2.41%
Expected term (years)	6.33	5.69

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(1,894,764)
Warrant liabilities at March 31, 2022	$2,915,124

Note 8 — Warrant Liability

As of March 31, 2022 and December 31, 2021, there were 15,028,750 and 0 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 653,750 and 0 shares of Class A common stock issued or outstanding, respectively, excluding 14,375,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Relativity Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction the unaudited condensed financial statements and notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a newly organized, blank-check company incorporated as a Delaware corporation on April 13, 2021, for the purposes of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We may pursue an initial business combination target in any business or industry.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2022, relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2022, we had net income of $1,389,668, which consists of income from investment in trust account of $13,827 and change in fair value of warrant liability of $1,894,764, offset by formation and operating costs of $393,748 and warrant issuance cost of $125,175.

Liquidity and Capital Resources

As of March 31, 2022, we had $1,201,082 in cash and working capital, excluding franchise tax payable, and net of interest income from trust account, of $1,407,365.

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

Following the closing of our initial public offering, $146,625,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement units was placed in the trust account maintained by Continental, as trustee.

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

Further, our Sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At March 31, 2022 and December 31, 2021, no such working capital loans were outstanding.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the Initial Public Offering as filed with the February 14, 2022 and (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as disclosed below.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 15, 2022, we consummated our initial public offering of 14,375,000 units. Each unit consists of one share of Class A common stock (“Class A Common Stock”) and one redeemable warrant. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $ 143,750,000. The Company granted the underwriters in the initial public offering (“IPO”) a 30-day option to purchase up to 1,875,000 additional units solely to cover over-allotments, all of which were purchased concurrently with the closing of the IPO.

On February 15, 2022, simultaneously with the closing of the IPO, the Company completed the private sale of 653,750 units (the “Private Placement Units”) to Relativity Acquisition Sponsor LLC at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $6,537,500.

Transaction costs amounted to $3,890,326, consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable, and $480,428 of other offering costs.

Following the closing of our initial public offering on February 15, 2022, $ 146,625,000.00 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement units was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)