Form 10-Q
period 2022-06-30
Relativity Acquisition Corp
filed 2022-08-15
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 15,028,750 shares of Class A Common Stock, par value $0.0001 per share, and 3,593,750 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, and for the period from April 13, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, and for the period from April 13, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022, and for the period from April 13, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

PART III		30

SIGNATURES		30

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash	$1,012,388	$42,194
Deferred offering costs	—	2,154,011
Prepaid expense	305,464	5,000
Due from sponsor	3,047	—
Total current assets	1,320,899	2,201,205
Investment held in Trust Account	146,836,819	—
Total Assets	$148,157,718	$2,201,205

Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Due to related party	$—	$25,000
Accrued costs and expenses	75,000	87,641
Income tax payable	23,482	—
Franchise tax payable	100,000	1,505
Promissory note – related party	—	96,763
Total current liabilities	198,482	210,909
Warrant liabilities	1,353,119	—
Total Liabilities	1,551,601	210,909

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,375,000 and 0 shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.21 per share	146,713,337	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 653,750 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 14,375,000 shares subject to possible redemption), respectively	65	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	1,999,509
Share subscription receivable	—	(2,470)
Accumulated deficit	(107,644)	(7,102)
Total Stockholder’s (Deficit) Equity	(107,220)	1,990,296
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$148,157,718	$2,201,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,	For the six months ended June 30,	For the period from April 13, 2021 (inception) through June 30,
	2022	2022	2021
Formation and operating costs	$225,293	$619,041	$5,497
Loss from operations	(225,293)	(619,041)	(5,497)
Other income (expense):
Change in fair value of warrant liabilities	1,562,005	3,456,769	—
Interest income on investment held in Trust Account	197,992	211,819	—
Warrant issuance cost	—	(125,175)	—
Total Other income (expense), net	1,759,997	3,543,413	—

Income before provision for income taxes	1,534,704	2,924,372	(5,497)
Provision for income taxes	(23,482)	(23,482)	—
Net income (loss)	$1,511,222	$2,900,890	$(5,497)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,028,750	11,209,289	—
Basic and diluted net income (loss) per common stock, Class A common stock subject to possible redemption	$0.08	$0.20	$—
Basic and diluted weighted average shares outstanding, Class B common stock	3,593,750	3,474,620	3,125,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.08	$0.20	$(0.00)
Diluted weighted average shares outstanding, Class A common stock subject to possible redemption	3,593,750	3,593,750	—
Diluted net income (loss) per common stock, Class B common stock	$0.08	$0.19	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ (Deficit)
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(2,913,095)	(11,240,407)
Net income	—	—	—	—	—	—	1,389,668	1,389,668
Balance as of March 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$(1,530,529)	$(1,530,105)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(88,337)	(88,337)
Net income	—	—	—	—	—	—	1,511,222	1,511,222
Balance as of June 30, 2022	653,750	$65	3,593,750	$359	$—	$—	$(107,644)	$(107,220)

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B common stock issued to the initial stockholder	—	—	3,593,750	359	24,641	—	—	25,000
Net loss	—	—	—	—	—	—	(5,497)	(5,497)
Balance as of June 30, 2021	—	$—	3,593,750	$359	$24,641	$—	$(5,497)	$19,503

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,	For the period from April 13, 2021 (inception) through June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,900,890	$(5,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by related party	—	2,119
Interest income on investment held in Trust Account	(211,819)	—
Warrant issuance cost	125,175	—
Change in fair value of derivative warrant liabilities	(3,456,769)	—
Changes in operating assets and liabilities:
Prepaid expense	(300,464)	—
Due from sponsor	(3,047)	—
Accrued costs and expenses	75,000	—
Income tax payable	121,977	—
Net cash used in operating activities	(749,057)	(3,378)
Cash flows from investing activities:
Investment of cash in Trust Account	(146,625,000)	—
Net cash used in investing activities	(146,625,000)	—
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	142,312,500	—
Proceeds from private placement units	6,537,500	—
Proceeds from issuance of promissory note – related party	111,800	100,000
Proceeds from payment of share subscription receivable	2,470	—
Payment of promissory note – related party	(208,563)	(5,356)
Payment of offering costs	(411,456)	—
Net cash provided by financing activities	148,344,251	94,644
Net change in cash	970,194	91,266
Cash, beginning of the period	42,194	—
Cash, end of the period	$1,012,388	$91,266

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$21,662
Deferred offering costs paid by Sponsor under the promissory note	$—	$25,000
Deferred offering costs included in accrued offerings costs and expenses	$—	$12,500
The excess of fair value of AGP shares that were included in deferred offering costs	$1,972,398	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Relativity Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on April 13, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any business or industry.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company has selected December 31 as its fiscal year end.

The Sponsor is Relativity Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

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

Following the closing of the IPO and full exercise of the over-allotment by the underwriters on February 15, 2022, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Company will have only 12 months from the closing of the IPO to complete the initial Business Combination, except that the Sponsor has 2 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below) (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $1,012,388 in its operating bank account and working capital, excluding franchise and income tax payable, net of interest income from trust account, of $1,245,899.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 15, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 15, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2 (a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash of $1,012,388 and $42,194, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investment held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $146,836,819 and $0, respectively, in investments held in the Trust Account which were held in money market funds which are primarily invested in U.S treasury securities. Net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the Change in fair value of warrant liability is included in interest on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,219,588	$291,634	$2,214,459	$686,431
Denominator:
Weighted-average shares outstanding including shares subject to redemption	15,028,750	3,593,750	11,209,289	3,474,620
Basic and diluted net income per share	$0.08	$0.08	$0.20	$0.20

	For the period from April 13, 2021 (inception) through June 30, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(5,497)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	—	3,125,000
Basic and diluted loss per share	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.53% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.80% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s unaudited condensed financial statements.

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

Following the closing of the IPO on February 15, 2022, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

All of the 14,375,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The shares of Class A common stock are accounted for in accordance with the guidance in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022, the common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Plus:
Accretion of carrying value to redemption value	11,240,407
Remeasurement of carrying value to redemption value	88,337
Common stock subject to possible redemption	$146,713,337

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

Note 5 — Related Party Transactions

Founder Shares

In May 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 3,750,000 shares of Common stock (the “Founder Shares”). On December 14, the Sponsor returned to the Company, at no cost, an aggregate of 511,250 founder shares, which the Company cancelled. On December 14, 2021, an aggregate of 355,000 shares of Class B common stock were issued to A.G.P. (the “Representative”), resulting in an aggregate of 3,593,750 shares of Class B common stock outstanding. On January 12, 2022, the Sponsor transferred 176,094 founder shares to George Syllantavos, and 28,750 founder shares to Anastasios Chrysostomidis. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 14,375,000 Units if the underwriter’s over-allotment option were exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. The underwriter’s over-allotment option was exercised in full, and no Founder Shares were forfeited.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $45,000 of administrative service fees, respectively, all of which were fully paid. For the period from April 13, 2021 (inception) through June 30, 2021, no administrative service fees were incurred.

Due to Related Party

At June 30, 2022, the Company has no borrowings due to related party. At December 31, 2021, the Sponsor paid the deferred offering costs of $25,000 for the Company.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At June 30, 2022 and December 31, 2021, $3,047 and $0, respectively, are included in due from sponsor in the accompanying condensed balance sheets.

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

Note 7 — Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund. There were no assets and liabilities measured at fair value as of December 31, 2021.

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$146,836,819	$146,836,819	$—	$—
Liabilities:
Public Warrants	$1,293,750	$—	$1,293,750	$—
Private Warrants	59,369	—	—	59,369
Warrant Liabilities	$1,353,119	$—	$1,293,750	$59,369

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was approximately $1,293,750.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In June 2022, the Public Warrants were reclassified to Level 1 as valuation were based on a traded market. The estimated fair value of the private warrants at June 30, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of February 15, 2022 (initial recognition) and June 30, 2022:

	February 15, 2022	June 30, 2022
Strike price	$11.50	$11.50
Share price	$9.68	$10.07
Volatility	5.70%	6.30%
Risk-free rate	2.00%	3.02%
Expected term (years)	6.33	5.47

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(1,894,764)
Warrant liabilities at March 31, 2022	$2,915,124
Change in fair value of warrant liabilities	(1,562,005)
Transfer to Level 2	(1,293,750)
Warrant liabilities at June 30, 2022	$59,369

Note 8 — Warrant Liability

As of June 30, 2022 and December 31, 2021, there were 15,028,750 and 0 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 9 — Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 653,750 and 0 shares of Class A common stock issued or outstanding, respectively, excluding 14,375,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Relativity Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank-check company incorporated as a Delaware corporation on April 13, 2021, for the purposes of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We may pursue an initial business combination target in any business or industry.

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2022, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended June 30, 2022, we had net income of $1,511,222, which consists of income from investment in trust account of $197,992 and change in fair value of warrant liability of $1,562,005, offset by formation and operating costs of $225,293 and provision for income taxes of $23,482.

For the six months ended June 30, 2022, we had net income of $2,900,890, which consists of income from investment in trust account of $211,819 and change in fair value of warrant liability of $3,456,769, offset by formation and operating costs of $619,041, warrant issuance cost of $125,175 and provision for income taxes of $23,482.

For the period from April 13, 2021 (inception) through June 30, 2021, we had a net loss of $5,497 which consists solely of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $1,012,388 in cash and working capital, excluding franchise tax payable, and net of interest income from trust account, of $1,245,899.

On February 15, 2022, we consummated the initial public offering of 14,375,000 units, including 1,875,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 653,750 private placement unit at a price of $10.00 per private placement units in a private placement to the sponsor, generating total gross proceeds of $6,537,500.

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

Further, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At June 30, 2022 and December 31, 2021, no such working capital loans were outstanding.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022 and for the period from April 13, 2021 (inception) through June 30, 2021, no amounts were accrued for interest and penalties. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We have identified the United States as the Company’s only “major” tax jurisdiction.

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

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2022.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022 our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the Initial Public Offering as filed with the February 14, 2022, (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2022 and (iii) its Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022, except as disclosed below.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposal may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after February 10, 2022.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company..

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Following the closing of our initial public offering on February 15, 2022, $ 146,625,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement units was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)