Form 10-Q
period 2022-09-30
Relativity Acquisition Corp
filed 2022-11-14
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 15,028,750 shares of Class A Common Stock, par value $0.0001 per share, and 3,593,750 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 13, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 13, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022, and for the period from April 13, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART III

SIGNATURES		27

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash	$937,074	$42,194
Deferred offering costs	—	2,154,011
Prepaid expense	180,337	5,000
Due from sponsor	3,047	—
Total current assets	1,120,458	2,201,205
Investment held in Trust Account	147,498,620	—
Total Assets	$148,619,078	$2,201,205

Liabilities, Redeemable Common Stock, and Stockholders’ Equity
Current liabilities:
Due to related party	$5,059	$25,000
Accrued costs and expenses	75,000	87,641
Income tax payable	151,960	—
Franchise tax payable	150,000	1,505
Promissory note – related party	—	96,763
Total current liabilities	382,019	210,909
Warrant liabilities	902,296	—
Total Liabilities	1,284,315	210,909

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,375,000 and 0 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.24 per share	147,196,660	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 653,750 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 14,375,000 shares subject to possible redemption), respectively	65	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	359	359
Additional paid-in capital	—	1,999,509
Share subscription receivable	—	(2,470)
Retained earnings (accumulated deficit)	137,679	(7,102)
Total Stockholder’s Equity	138,103	1,990,296
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$148,619,078	$2,201,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from April 13, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$255,500	$50	$874,541	$5,547
Loss from operations	(255,500)	(50)	(874,541)	(5,547)

Other income (expense):
Change in fair value of warrant liabilities	450,823	—	3,907,592	—
Interest income on investment held in Trust Account	661,801	—	873,620	—
Warrant issuance cost	—	—	(125,175)	—
Total other income (expense), net	1,112,624	—	4,656,037	—

Income before provision for income taxes	857,124	(50)	3,781,496	(5,547)
Provision for income taxes	(128,478)	—	(151,960)	—
Net income (loss)	$728,646	$(50)	$3,629,536	$(5,547)

Basic and diluted weighted average shares outstanding, Class A common stock	15,028,750	—	12,496,433	—
Basic and diluted net income (loss) per common stock, Class A common stock	$0.04	$—	$0.23	$—
Basic weighted average shares outstanding, Class B common stock	3,593,750	3,125,000	3,514,766	3,125,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0. 04	$(0.00)	$0.23	$(0.00)
Diluted weighted average shares outstanding, Class A common stock	3,593,750	—	3,593,750	—
Diluted net income (loss) per common stock, Class B common stock	$0.04	$—	$0.22	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Retained Earnings (Accumulated	Total Stockholders’ (Deficit)
	Share	Amount	Share	Amount	Capital	Receivable	Deficit)	Equity
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(2,913,095)	(11,240,407)
Net income	—	—	—	—	—	—	1,389,668	1,389,668
Balance as of March 31, 2022	653,750	65	3,593,750	359	—	—	(1,530,529)	(1,530,105)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(88,337)	(88,337)
Net income	—	—	—	—	—	—	1,511,222	1,511,222
Balance as of June 30, 2022	653,750	65	3,593,750	359	—	—	(107,644)	(107,220)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(483,323)	(483,323)
Net income	—	—	—	—	—	—	728,646	728,646
Balance as of September 30, 2022	653,750	$65	3,593,750	$359	$—	$—	$137,679	$138,103

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B common stock issued to the initial stockholder	—	—	3,593,750	359	24,641	—	—	25,000
Net loss	—	—	—	—	—	—	(5,497)	(5,497)
Balance as of June 30, 2021	—	—	3,593,750	359	24,641	—	(5,497)	19,503
Net loss	—	—	—	—	—	—	(50)	(50)
Balance as of September 30, 2021	—	$—	3,593,750	$359	$24,641	$—	$(5,547)	$19,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the period from April 13, 2021 (inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,629,536	$(5,547)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by related party	—	3,338
Interest income on investment held in Trust Account	(873,620)	—
Warrant issuance cost	125,175	—
Change in fair value of derivative warrant liabilities	(3,907,592)	—
Changes in operating assets and liabilities:
Prepaid expense	(175,337)	(5,000)
Due from sponsor	(3,047)	—
Accrued costs and expenses	75,000	—
Taxes payable	300,455	—
Due to Related Party	5,059	—
Net cash used in operating activities	(824,371)	(7,209)
Cash flows from investing activities:
Investment of cash in Trust Account	(146,625,000)	—
Net cash used in investing activities	(146,625,000)	—
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	142,312,500	—
Proceeds from private placement units	6,537,500	—
Proceeds from issuance of promissory note – related party	111,800	96,763
Proceeds from payment of share subscription receivable	2,470	—
Payment of promissory note – related party	(208,563)	—
Payment of offering costs	(411,456)	(17,967)
Net cash provided by financing activities	148,344,251	78,796
Net change in cash	894,880	71,587
Cash, beginning of the period	42,194	—
Cash, end of the period	$937,074	$71,587

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$21,662
Deferred offering costs paid by Sponsor under the promissory note	$—	$25,000
Deferred offering costs included in accrued offerings costs and expenses	$—	$7,280
The excess of fair value of AGP shares that were included in deferred offering costs	$1,972,398	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO and full exercise of the over-allotment by the underwriters on February 15, 2022, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the net proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Sponsor may extend the period of time to consummate a business combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 18 months to complete a business combination (each such three-month period, a “Funded Extension Period”), so long as the Sponsor or its affiliates or designees deposit into the trust account: (i) with respect to a single Funded Extension Period, an additional $0.10 per share (for an aggregate of $1,437,500) (an “Extension Payment”), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per share in the aggregate (for an aggregate of $2,875,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of the amended and restated certificate of incorporation and the trust agreement that was entered into between the Company and Continental Stock Transfer & Trust Company (“Continental”). The public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 (or up to $10.40 if the available extensions are utilized) per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 (or up to $10.40 if the available extensions are utilized) per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the COVID-19 virus and the war could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or ability to complete a business combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainty.

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $937,074 in its operating bank account and working capital, excluding franchise and income tax payable, net of interest income from trust account, of $1,040,399.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 15, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 15, 2023. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the Securities and Exchange Commission the SEC on March 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $937,074 and $42,194, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investment held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $147,498,620 and $0, respectively, in investments held in the Trust Account which were held in money market funds which are primarily invested in U.S treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability is included in interest on investments held in trust account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Deferred Offering Costs

Offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the IPO, and the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable. Offering costs will be allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon completion of the IPO, offering costs associated with warrant liabilities were expensed and offering costs associated with the Class A common stock were charged to temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic  820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$588,033	$140,613	$2,832,783	$796,753
Denominator:
Weighted-average shares outstanding including shares subject to redemption	15,028,750	3,593,750	12,496,433	3,514,766
Basic and diluted net income per share	$0.04	$0.04	$0.23	$0.23

	For the three months ended September 30, 2021		For the period from April 13, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(50)	$—	$(5,547)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	—	3,125,000	—	3,125,000
Basic and diluted net loss per share	$—	$(0.00)	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 14.99% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 4.02% and 0.00% for the nine months ended September 30, 2022 and for the period from April 13, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC Topic 480-10-S99, the Company classifies the 14,375,000 shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the IPO was issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public shares classified as temporary equity, and the Public Warrants are considered a derivative liability and as such the fair value of the Public Warrants is bifurcated and presented as a liability.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, FASB issued ASU Topic 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s unaudited condensed financial statements.

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

All of the 14,375,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The shares of Class A common stock are accounted for in accordance with the guidance in ASC Topic 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022, the common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Plus:
Accretion of carrying value to redemption value	11,240,407
Remeasurement of carrying value to redemption value	571,660
Common stock subject to possible redemption	$147,196,660

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $75,000 of administrative service fees, respectively, $30,000 of which were paid. For the three months ended September 30, 2021 and for the period from April 13, 2021 (inception) through September 30, 2021, no administrative service fees were incurred.

Due to Related Party

At September 30, 2022, the Company has $5,059 borrowings due to related party. At December 31, 2021, the Sponsor paid the deferred offering costs of $25,000 for the Company.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At September 30, 2022 and December 31, 2021, $3,047 and $0, respectively, are included in due from sponsor in the accompanying condensed balance sheets.

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

On December 14, 2021, the Company sold an aggregate of 355,000 shares of Class B common stock to A.G.P. at $0.007 per share, for a total consideration of $2,470, and was recorded as share subscription receivable. The subscription receivable was paid on February 18, 2022.

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

Note 7 — Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund. There were no assets and liabilities measured at fair value as of December 31, 2021.

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$147,498,620	$147,498,620	$—	$—
Liabilities:
Public Warrants	$862,500	$—	$862,500	$—
Private Warrants	39,796	—	—	39,796
Warrant Liabilities	$902,296	$—	$862,500	$39,796

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was approximately $862,500.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In June 2022, the Public Warrants were reclassified to Level 1 as valuation were based on a traded market. The estimated fair value of the Private Placement Warrants at September 30, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of February 15, 2022 (initial recognition) and September 30, 2022:

	February 15, 2022	September 30, 2022
Strike price	$11.50	$11.50
Share price	$9.68	$10.03
Volatility	5.70%	4.70%
Risk-free rate	2.00%	4.05%
Expected term (years)	6.33	5.22

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(1,894,764)
Warrant liabilities at March 31, 2022	2,915,124
Change in fair value of warrant liabilities	(1,562,005)
Transfer to Level 2	(1,293,750)
Warrant liabilities at June 30, 2022	59,369
Change in fair value of warrant liabilities	(19,573)
Warrant liabilities at September 30, 2022	$39,796

Note 8 — Warrant Liability

As of September 30, 2022 and December 31, 2021, there were 15,028,750 and 0 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Note 9 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 653,750 and 0 shares of Class A common stock issued or outstanding, respectively, excluding 14,375,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Relativity Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “budget,” “forecast,” “could,” “continue,” “plan,” or “potentially” or the negatives of these terms or variations of them or similar terminology, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2022, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended September 30, 2022, we had net income of $728,646, which consists of income from investment in trust account of $661,801 and change in fair value of warrant liability of $450,823, offset by formation and operating costs of $255,500 and provision for income taxes of $128,478.

For the nine months ended September 30, 2022, we had net income of $3,629,536, which consists of income from investment in trust account of $873,620 and change in fair value of warrant liability of $3,907,592, offset by formation and operating costs of $874,541, warrant issuance cost of $125,175 and provision for income taxes of $151,960.

For the three months ended September 30, 2021, we had a net loss of $50 which consists solely of formation and operating costs.

For the period from April 13, 2021 (inception) through September 30, 2021, we had a net loss of $5,547 which consists solely of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $937,074 in its operating bank account and working capital, excluding franchise and income tax payable, net of interest income from trust account, of $1,040,399.

On February 15, 2022, we consummated the initial public offering of 14,375,000 Units, including 1,875,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 653,750 private placement units at a price of $10.00 per private placement unit in a private placement to the sponsor, generating total gross proceeds of $6,537,500.

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

Further, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At September 30, 2022 and December 31, 2021, no such working capital loans were outstanding.

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

Income Taxes

We account for income taxes under ASC Topic 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 13, 2021 (inception) through September 30, 2021, no amounts were accrued for interest and penalties. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2022.

Common stock Subject to Possible Redemption

Our Class A common stock that was sold as part of the units in the initial public offering contains a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a stockholder vote or tender offer in connection with our initial business combination. In accordance with ASC Topic 480-10-S99, we classify such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public shares sold as part of the units in the initial public offering was issued with other freestanding instruments (i.e., warrants) and as such, the initial carrying value of public shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC Topic 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC Topic 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Topic 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the February 14, 2022, (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2022, (iii) its Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and (iv) its Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, except as disclosed below.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the registration statement on Form S-1 initially filed with the SEC on January 13, 2022, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

RELATIVITY ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)