Form 10-K
period 2022-12-31
Relativity Acquisition Corp
filed 2023-03-31
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number: 001-41283

RELATIVITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3244927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 3753 Howard Hughes Pkwy Suite 200 Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 710-4420

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, and one redeemable warrant	RACYU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	RACY	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	RACYW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Stock Market LLC was $144,756,750.

As of March 30, 2023 there were 4,400,794 shares of Class A common stock, par value $0.0001 per share, and one share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the SVES Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading, including the determination of the Nasdaq Listing Qualifications staff (the “Nasdaq staff”) to halt trading in our public shares, units and public warrants (each as defined below) on January 11, 2023, and the Nasdaq staff’s determination to delist the Company’s securities from the Nasdaq Global Market, in a letter dated January 12, 2023;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; and

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“A.G.P.” are to A.G.P./Alliance Global Partners, as representative of the underwriters;

●	“amended and restated certificate of incorporation” are to our second amended and restated certificate of incorporation, as amended on December 22, 2022;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a business combination, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Agreement” are to the Business Combination Agreement, dated February 13, 2023, by and among (i) the Company, (ii) Pubco, (iii) Merger Sub, (iv) SVES, (v) the Sellers, (vi) the SVES Founders, (vii) our sponsor in the capacity as Purchaser Representative, and (viii) Timothy J. Fullum, in the capacity as Seller Representative;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 18-month period, from the closing of the initial public offering (as defined below) to August 15, 2023 (or such earlier date as determined by our board) that the Company has to consummate an initial business combination, together with up to two additional Funded Extension Periods (as defined below) beyond August 15, 2023;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Relativity Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor and other initial stockholders and the shares of Class A common stock into which such shares of Class B common stock have been converted (for the avoidance of doubt, the shares of Class A common stock into which such shares of Class B common stock have been converted will not be “public shares” (as defined below));

●	“Funded Extension Period” are to each additional three-month period that the sponsor may extend the period of time to consummate a business combination for up to two times beyond August 15, 2023 without stockholder approval (for a total of up to 24 months from the closing of the initial public offering to complete a business combination) subject to our provision of an aggregate of $1,000 from our working capital into the trust account for each three-month period;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 15, 2022;

●	“initial stockholders” are to our sponsor, A.G.P. and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 13, 2022, as amended and declared effective on February 10, 2022 (File No. 333-262156);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Sub” are to Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“Nasdaq” are to Nasdaq Global Market;

●	“Operating Companies” (each an “Operating Company”) are to SVES GO, LLC, a Florida limited liability company, SVES LLC, a Florida limited liability company, SVES CP LLC, a Florida limited liability company, and SVES Apparel LLC, a Florida limited liability company;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units that occurred simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of Class A common stock underlying the private placement units issued to our sponsor in the private placement;

●	“private placement units” are to the units issued to our sponsor in the private placement, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this Report;

●	“private placement warrants” are to the warrants underlying the private placement units issued to our sponsor in the private placement, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in this Report;

●	“Pubco” are to Relativity Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team hold public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market) and to the private placement warrants if held by third parties other than our sponsor or the underwriters (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” are to A.G.P., as the representative of the underwriters in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sellers” (each individually a “Seller”) are to SVGO LLC, ESGO LLC, SV Apparel LLC, and ES Business Consulting LLC;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Meeting” are to the special meeting of stockholders of the Company held on December 21, 2022;

●	“sponsor” are to Relativity Acquisition Sponsor LLC, a Delaware limited liability company;

●	“SVES” are to the Operating Companies collectively;

●	“SVES Business Combination” are to the merger of Merger Sub (as defined below) with and into the Company, with the Company surviving the business combination as a wholly-owned subsidiary of Pubco (as defined below) and the other transactions contemplated by the Business Combination Agreement;

●	“SVES Founders” (each individually a “Founder”) are to Timothy J. Fullum and Salomon Murciano;

●	“SVES Registration Statement” are to the Registration Statement on Form S-4 to be filed by the Company and Pubco with the SEC under the Securities Act, in connection with the registration under the Securities Act of the Pubco securities to be issued to the holders of the Company’s securities and the Sellers pursuant to the Business Combination Agreement;

●	“trust account” are to the U.S.-based trust account in which an amount of $146,625,000.00 from the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting our initial business combination.

While we have focused on targets in the legalized cannabis industry, we have also actively explored business combination targets in other businesses, industries or geographical locations, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management. On February 13, 2023, we entered into the Business Combination Agreement, as more fully disclosed under “SVES Business Combination” below.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Tarek K. Tabsh, our Chief Executive Officer, and Steven Berg, our Chief Financial Officer. We must complete our initial business combination during the Combination Period. If our initial business combination is not consummated during the Combination Period, then, unless that time is extended, our existence will terminate, and we will distribute all amounts in the trust account.

SVES Business Combination

On February 13, 2023, we entered into the Business Combination Agreement by and among Pubco, Merger Sub, SVES, the Sellers, the SVES Founders, our sponsor (the “Purchaser Representative”) and Timothy J. Fullum (the “Seller Representative”). Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Business Combination Agreement.

SVES was founded in 2017 to fill a critical gap in the retail supply chain by providing full-price retail fashion brands an efficient and effective way to monetize overstocked items. SVES’ differentiated business model includes a deep, two-sided buyer-seller network built up through longstanding industry relationships and revolutionary sorting capabilities that drive superior customer service and operational efficiency. These advantages have allowed SVES to unlock significant value for its customers by removing critical time- and labor-intensive steps in the process of preparing off-price retail products for sale. SVES’ customer base includes a number of leading off-price retailers in the United States and abroad, supported by multiple warehousing locations in the United States and Europe.

We intend to file the SVES Registration Statement as soon as reasonably practicable and it is currently anticipated that the SVES Business Combination will close in the third quarter of 2023.

Consideration

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (a) the Merger Sub will merge with and into the Company, with the Company surviving the business combination as a wholly-owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interests in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $632,000,000 (the “Contribution Consideration”), to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of the Company shall be converted into one Pubco public warrant and each private warrant of the Company shall be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Company warrants, except that in each case they shall represent the right to acquire shares of Pubco common stock in lieu of shares of our Class A common stock.

Representations and Warranties

The Business Combination Agreement contains a number of representations and warranties by each of the Company, Pubco, Merger Sub and the Sellers. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Business Combination Agreement means with respect to any specified person, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person or and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement.

Survival

The representations and warranties of the parties terminate as of and do not survive the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties shall not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements shall survive until fully performed.

Covenants of the Parties

Each party agreed in the Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Business Combination Agreement and the earlier of the Closing or the termination of the Business Combination Agreement in accordance with its terms (the “Interim Period”), including (1) the provision of access to their properties, books and personnel; (2) the provision by Sellers of responses to the Company’s, Pubco’s and the Merger Sub’s (collectively, the “Purchaser Parties’”) due diligence requests; (3) provision of the audited financial statements of the Operating Companies by the Seller Representative no later than April 7, 2023; (4) the Company making all required public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing; (8) continued listing of the Company’s securities on Nasdaq; (9) public announcements; (10) confidentiality; (11) further assurances and (12) the operation of their respective businesses in the ordinary course of business; provided that in the case of the Operating Companies their only covenant is to not make any dividend or distribution except consistent with past practices and to enter into related party transactions only on arms’ length terms. Each party also agreed during the Interim Period not to solicit or enter into any written inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. There are also certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of trust account proceeds. During the Interim Period, the Company may, but is not required to, enter into financing agreements on such terms as the Company and the Seller Representative agree (the “Transaction Financing”).

The Sellers agreed to use their good faith efforts to respond to the Purchaser Parties’ due diligence requests in a timely manner. The Company shall have until 5:00 p.m. on March 15, 2023 (which date was subsequently amended by the First Amendment to the Business Combination Agreement as set forth below), to conduct additional due diligence on the Operating Companies and their respective direct and indirect subsidiaries (the “Target Companies”) to determine whether any facts exist that would result, individually or in the aggregate, in a reduction of the valuation of the Target Companies by an amount equal to or greater than five percent (5%) of the Contribution Consideration (such 5% reduction in valuation, a “Material Reduction”). On March 20, 2023, the Company, the Purchaser Representative and the Seller Representative entered into the First Amendment to the Business Combination Agreement to extend the date to conduct additional due diligence on the Target Companies from 5:00 p.m. on March 15, 2023 to 5:00 p.m. to April 7, 2023. If, following the procedure described in the Business Combination Agreement, it is finally determined that there has been a Material Reduction, the Company may terminate the Business Combination Agreement. Further, prior to the Closing, Seller Representative is required to deliver to the Company updates to the Company Disclosure Schedules. In the event such updated Company Disclosure Schedules set forth a fact that arises after the date of the Business Combination Agreement that results in a Material Reduction, the procedures set forth in the Business Combination Agreement shall apply to the resolution of any such issue that may arise.

The Business Combination Agreement and the consummation of the SVES Business Combination requires the approval of our shareholders. The Company and Pubco agreed, as promptly as practicable after the date of the Business Combination Agreement, to prepare and file the SVES Registration Statement with the SEC in connection with the registration under the Securities Act of the Pubco securities to be issued to the holders of Company securities and the Sellers pursuant to the Business Combination Agreement, and containing a proxy statement/prospectus for the purpose of the Company soliciting proxies from our shareholders to approve the Business Combination Agreement and related matters (the “Company Shareholder Approval”) at a special meeting of our shareholders (the “SVES Special Meeting”), and providing such shareholders an opportunity to redeem their shares of our Class A common stock (the “Redemption”).

The Sellers have agreed in the Business Combination Agreement to vote their interests in favor of the SVES Business Combination and against any acquisition proposal that could reasonably be expected to delay or impair the ability of any Target Company to consummate the Business Combination Agreement.

The parties also agreed to take all necessary action, so that, effective at the Closing, the entire board of directors of the Company (the “Post-Closing Board”) will consist of five (5) individuals designated by the Seller Representative, a majority of whom will be independent in accordance with Nasdaq rules.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	receipt of the approval of the stockholders of the Company;

●	expiration of any applicable waiting period under any antitrust laws;

●	receipt of requisite consents from governmental authorities to consummate the SVES Business Combination, and receipt of specified requisite consents from other third parties to consummate the SVES Business Combination;

●	the absence of any law or order that would prohibit the consummation of the SVES Business Combination;

●	upon the Closing, after giving effect to the Redemption, certain contracts entered into by any of the Target Companies evidencing any indebtedness (the “TC Line of Credit”), and any Transaction Financing, the Company having net tangible assets of at least $5,000,001;

●	the members of the Post-Closing Board shall have been elected or appointed as of the Closing;

●	the effectiveness of the SVES Registration Statement;

●	the shares of Pubco common stock to be issued in connection with the SVES Business Combination having been approved for listing on Nasdaq;

●	the Sellers and the sponsor will have each entered into a Lock-Up Agreement (the “Lock-Up Agreements”) with Pubco, the Company and the Purchaser Representative, and the SVES Founders will have each entered into a Non-Competition and Non-Solicitation Agreement (the “Non-Competition Agreements”) in favor of Pubco, each of which shall be in full force and effect; and

●	the TC Line of Credit will be in full force and effect.

Unless waived by Seller Representative, the obligations of the Sellers, the SVES Founders and the Target Companies to consummate the SVES Business Combination are subject to the satisfaction of the following additional conditions:

●	the representations and warranties of the Purchaser Parties being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to any Material Adverse Effect);

●	the Purchaser Parties having performed in all material respects their obligations and complied in all material respects with their covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to the Company since the date of the Business Combination Agreement which is continuing and uncured;

●	the Lock-Up Agreements, the Non-Competition Agreements and all agreements related to the TC Line of Credit will be in full force and effect;

●	Pubco will have amended and restated its organizational documents and delivered evidence to the Seller Representative of the effectiveness of the Amended Pubco Documents.

●	the Seller Representative will have received a copy of the Registration Rights Agreement between Pubco and the Sellers in a form reasonably acceptable to each of the Sellers and Pubco;

●	the Company will have delivered to the Seller a copy of an amendment to the registration rights agreement entered into between the Company and certain of its shareholders at the time of the Company’s initial public offering to amend the terms thereof; and

●	the Sellers will have received an amendment to a certain lease, duly executed by the landlord and SVES Apparel LLC, in a form reasonably acceptable to the Seller Representative.

Unless waived by the Company, the obligations of the Purchaser Parties to consummate the SVES Business Combination are subject to the satisfaction of the following additional conditions, in addition to customary certificates and other Closing deliverables:

●	the representations and warranties of the Sellers being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect);

●	the Sellers having performed in all material respects their obligations and complied in all material respects with their covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to the Target Companies, taken as a whole, since the date of the Business Combination Agreement which is continuing and uncured;

●	the Sellers having delivered the audited financial statements of the Operating Companies as of and for the years ended December 31, 2021 and 2022;

●	the Lock-Up Agreement, the Non-Competition Agreement, and the TC Line of Credit will be in full force and effect in accordance with the terms thereof as of the Closing;

●	The Company will have received an amendment to a certain lease, duly executed by the landlord and SVES Apparel LLC, in a form reasonably acceptable to the Purchaser Representative;

●	the Company will have received employment agreements, in each case effective as of the Closing, in form and substance reasonably acceptable to the Company between certain individuals and Pubco or a subsidiary thereof;

●	the Company will have received a copy of an amendment to the registration rights agreement duly executed by its IPO underwriter; and

●	the Sellers will have delivered an executed written directive setting forth the portion of the Aggregate Share Amount to be received by each Seller and an assignment transferring certain interests owned by such Seller to Pubco.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual written consent of the Company and the Seller Representative;

●	by either the Company or the Seller Representative if any of the conditions to Closing have not been satisfied or waived by August 15, 2023 (the “Outside Date”), provided, that if Sellers do not deliver the audited SVES financial statements on or before April 7, 2023, the Outside Date will be automatically extended by one day for each day that such SVES financial statements have not been delivered after April 7, 2023;

●	by either the Company or the Seller Representative if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement, and such order or other action has become final and non-appealable;

●	by either the Company or the Seller Representative in the event of the other party’s uncured breach of the Business Combination Agreement (subject to certain materiality qualifiers and cure rights);

●	by either the Company or the Seller Representative if the SVES Special Meeting is held and the approval of the shareholders of the Company is not received; or

●	by written notice by the Company if Seller Representative fails to (i) timely deliver a disagreement statement in connection with the Company’s due diligence review as described in the Business Combination Agreement, (ii) if the designated valuation firm determines that there exists a Material Reduction or (iii) the Company and the Seller Representative agree that a Material Reduction has occurred.

If the Business Combination Agreement is terminated, all further obligations of the parties under the Business Combination Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud. If the Business Combination Agreement is terminated because the Sellers have entered into an agreement for an alternative transaction in violation of the terms of the Business Combination Agreement, the Purchaser Parties shall be entitled to reimbursement for expenses incurred prior to such termination.

Trust Account Waiver

Each Seller agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Purchaser Representative and Seller Representative

Our sponsor is serving as the Purchaser Representative under the Business Combination Agreement, and in such capacity will represent the interests of our stockholders (other than the Sellers) after the Closing with respect to certain matters under the Business Combination Agreement. Timothy J. Fullum is serving as the Seller Representative under the Business Combination Agreement, and in such capacity will represent the interests of the SVES Founders and the Sellers after the Closing with respect to certain matters under the Business Combination Agreement.

Governing Law

The Business Combination Agreement is governed by Delaware law and the parties are subject to exclusive jurisdiction of federal and state courts located in the State of Delaware (and any appellate courts thereof).

Other than as specifically discussed, this Report does not assume the closing of the SVES Business Combination.

Our Business Strategy

Our business strategy has been to identify and complete our initial business combination with a target operating in the cannabis industry that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates, or with a company that otherwise meets our criteria and that operates in another business, industry, or geographic location, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management.

Our acquisition plan has been and will continue to be to leverage our management team’s networks of potential transaction sources where we believe a combination of our management team’s industry relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses or assets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that have served as a useful source of acquisition opportunities. We have leveraged relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, investment bankers, consultants, attorneys and accountants, which has provided us with a number of business combination opportunities.

Members of our management team have communicated with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and have pursued and reviewed potentially interesting leads, including SVES.

Business Combination Criteria

We have identified the following general criteria and guidelines which we believe have been important in evaluating prospective target businesses, including SVES. While we utilize these criteria in evaluating business combination opportunities, including SVES, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity, and we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria or guidelines.

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

In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the SVES Registration Statement.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the business combination fee payable to A.G.P. and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors engaged a fairness opinion provider, ValueScope, Inc. (“ValueScope”), an independent valuation consultant with experience in the apparel industry to provide a fairness opinion. The opinion concluded that the fair market value of the Company’s equity ranges from $705 million to $782.3 million, which is in excess of the consideration paid in connection with the Business Combination. determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of SVES was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

We will have until August 15, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by August 15, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our stockholders will be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during either Funded Extension Period. If we are unable to consummate an initial business combination within the Combination Period (or any subsequently extended period during which we must consummate our initial business combination), we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

For more information on the SVES Business Combination and the equity arrangements associated therewith, please see “SVES Business Combination” above.

Our Business Combination Process

In evaluating prospective business combinations, such as the SVES Business Combination, we continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We also leverage our operational and capital allocation experience in order to:

●	Assemble a team of industry and financial experts: For each potential transaction, including the SVES Business Combination, we assemble a team of industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing the company. We construct an operating and financial plan which optimizes the potential to grow stockholder value. With extensive experience investing in both healthy and underperforming businesses, our management will be able to demonstrate to the target business and its stakeholders that we have the resources and expertise to lead the combined company through complex and often turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the business;

●	Conduct rigorous research and analysis: Performing disciplined, bottom-up fundamental research and analysis is core to our strategy, and we conduct extensive due diligence to evaluate the impact that a transaction may have on the target business;

●	Acquire the target company at an attractive price relative to our view of its intrinsic value: Combining rigorous bottom-up analysis as well as input from industry and financial experts, the management team develops its view of the intrinsic value of the potential business combination. In doing so, the management team evaluates future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to such view;

●	Implement operating and financial structuring opportunities: Our management team has the ability to structure and execute a business combination that will provide the combined business with a capital structure that will support growth in stockholder value and give the combined company the flexibility needed to grow organically and/or through strategic acquisitions or divestitures. We also develop and implement strategies and initiatives to improve the business’s operating and financial performance and create a platform for growth;

●	Seek follow-on strategic acquisitions and divestitures to further grow stockholder value: The management team analyzes the strategic direction of the company and evaluates non-core asset sales to create financial and/or operating flexibility needed for the company to engage in organic or inorganic growth. Specifically, the management team evaluates opportunities for industry consolidation in the company’s core lines of business as well as opportunities to vertically or horizontally integrate with other industry participants; and

●	Engage A.G.P., a leading stockholder that brings deal flow and extensive understanding of capital markets and public market investors: We are supported by A.G.P. and its team of investment banking professionals, each of whom has meaningful transaction experience, including corporate finance, business combinations, mergers and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial business combination opportunities. A.G.P. is a leading advisor to public company boards of directors and executives, including technology companies, on matters of public markets capital raising, corporate strategy and M&A. We believe that the significant knowhow of A.G.P. allows us to effectively gauge target companies that possess a readiness for being public, as well as to support their executives in the process of going public.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors. While SVES is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the SVES Business Combination and we seek to complete our initial business combination with a company that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period has varied based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Our management team’s operating and transaction experience and relationships with companies has provided us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

Our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a business combination or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 15, 2027, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination as of December 31, 2022 in the amount of approximately $1,671,810, before payment of a business combination fee of $5,031,250 and before fees and expenses associated with our initial business combination, and assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (after redemptions) and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, lines of credit arranged by the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. In the event that we do not consummate the SVES Business Combination, target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we are supported by A.G.P. and its team of investment banking professionals, each of whom have meaningful transaction experience, including in corporate finance, business combinations and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial business combination opportunities. The collective experience, capability and network of our founders, directors and officers, and A.G. P. combined with their individual and collective reputations in the investment community, has helped to create prospective business combination opportunities. We received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will only pay a finder’s fee, consulting fee, advisory fee or other compensation to the extent such payment would be in compliance with all applicable laws and regulations. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While SVES is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the SVES Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

The time required to complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of SVES, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the SVES Business Combination is not consummated and we seek other business opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of a particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the SVES Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a business combination with the company	No
Business combination of target into a subsidiary of the company	No
Business combination of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

See “SVES Business Combination” above for more information on the requisite approvals needed for the SVES Business Combination.

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

See “SVES Business Combination” above for more information regarding such purchases in the SVES Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, such as the SVES Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the business combination fee payable to A.G.P. Our sponsor, officers, directors and initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares of common stock held by them, whether now or hereafter acquired, in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as with the SVES Business Combination or (ii) by means of a tender offer, if the SVES Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct business combinations with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

At the Special Meeting held on December 21, 2022, our stockholders approved the third amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from February 15, 2023 to August 15, 2023, or such earlier date as is determined by our board, and to provide for up to two additional three-month extensions beyond August 15, 2023 of the period of time for us to consummate an initial business combination, subject to our provision of an aggregate of $1,000 from our working capital into the trust account for each such Funded Extension Period. Upon our board’s decision to extend the date by which we must consummate our initial business combination to August 15, 2023, we were required to deposit an aggregate amount of $10,000 from our working capital into the trust account seven calendar days before February 15, 2023. Our board has decided to implement the extension to August 15, 2023 and such deposit was made into the trust account on January 26, 2023.

We filed our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on December 22, 2022. In connection with the Special Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.29 per public share).

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A common stock to our sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of our Class B common stock, upon the conversion of an equal number of shares of Class B common stock. These shares of class A common stock are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 3,033,905 shares of our Class A common stock and one share of our Class B common stock. The sponsor then transferred 533,525 shares of Class A common stock to certain members of the sponsor. Subsequent to those transfers, the sponsor holds 2,500,380 shares of Class A common stock and one share of Class B common stock, as well as 653,750 shares of Class A common stock underlying private placement units, which units were acquired by the sponsor in connection with the Company’s initial public offering.

Following the redemptions and the conversion of Class B common stock into shares of Class A common stock, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock and one share of Class B Common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by our sponsor.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, because our initial stockholders’ share holdings constitute approximately 56.82% of the voting power of our outstanding common stock, we would not need any of the 153,295 outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

See “SVES Business Combination” above for more information on any redemptions associated with the SVES Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the Combination Period.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by August 15, 2023, we may extend the period of time to consummate a business combination for up to two Funded Extension Periods without stockholder approval (for a total of up to 24 months after the consummation of our initial public offering to complete a business combination), so long as we deposit an aggregate amount of $1,000 from our working capital into the trust account no later than the 21 month and 24 month anniversary of our IPO for each such extension that we determine to implement. Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods. In the event that we elect to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our board is not obligated to extend the time for us to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination during the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers, directors and initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,71,493 of proceeds that was held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, and if our sponsor did not elect to fund an extension as provided for in this Report, the per-share redemption amount received by stockholders upon our dissolution is anticipated to be approximately $10.38. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.38. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. At the closing of our initial public offering, as of February 15, 2022, we had access to up to up to $1,565,000 from the proceeds of our initial public offering, (not including amounts held in the trust account) which is held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) as well as expenses incurred as a result of being a public company or in connection with identifying and conducting due diligence on a target for an initial business combination.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as SVES, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials, such as the SVES Registration Statement, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 15, 2027, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the SVES Business Combination;

●	our expectations around the performance of a prospective target business or businesses, such as SVES, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the SVES Business Combination, or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination, including the SVES Business Combination, at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	our public securities’ potential liquidity and trading, including the determination of the Nasdaq staff to halt trading in our public shares, units and public warrants (each as defined below) on January 11, 2023, and the Nasdaq staff’s determination to delist the Company’s securities from the Nasdaq Global Market, in a letter dated January 12, 2023;

●	an active market for our public securities may not exist and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we have entered into a business combination marketing agreement with A.G.P. to act as an advisor to us after the initial public offering in connection with an initial business combination. A.G.P. is entitled to a fee in connection with that business combination marketing agreement that will be payable from the trust account only upon a completion of an initial business combination. In addition, we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.20 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to identify and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; .

●	there is substantial doubt about our ability to continue as a “going concern”;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

We have received a determination letter from the Nasdaq staff indicating that the Company was not in compliance with several Nasdaq continued listing requirements and that, as a result, the Nasdaq staff had determined to delist the Company’s securities from The Nasdaq Global Market.

On January 12, 2023, we received a determination letter (the “Determination Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the continued listing requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Determination Letter stated that the Company does not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Determination Letter also indicated that the Staff had concerns that the Company may no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding. Additionally, the Determination Letter indicated that, while companies are normally afforded compliance periods or the ability to submit a plan of compliance in order to be granted time to regain compliance, the Staff had determined to apply a more stringent criteria as permitted under Nasdaq Listing Rule 5101 to delist the Company’s securities from The Nasdaq Global Market. As a result, the Determination Letter indicated that the Staff had determined to delist the Company’s securities from The Nasdaq Global Market. The Staff’s determination was based on the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission (the “SEC”) on December 28, 2022, in which the Company disclosed that 14,221,705 shares of Class A common stock exercised their redemption rights in connection with a special meeting of stockholders held on December 21, 2022. In addition, on January 11, 2023, the Staff determined to halt trading in the Company’s securities.

The Company had a hearing before the Nasdaq Hearings Panel on March 2, 2023, to appeal the Staff’s delisting determination. That hearing stays any suspension or delisting of the Company’s securities, and the Company’s securities will continue to be listed on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision following the hearing.

There can be no assurance that the Panel will grant the Company’s continued listing on Nasdaq.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse effect. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022, as filed with the SEC on May 16, 2022, August 15, 2022, and November 14, 2022, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on December 5, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional factors from time to time in our future filings with the SEC.

For risks related to SVES and the SVES Business Combination, please see the SVES Registration Statement once filed.

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

Item 3. Legal Proceedings.

Except as indicated below, to the knowledge of our management team, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such or against any of our property.

On January 12, 2023, the Company received the Determination Letter from the Nasdaq staff indicating that the Company was not in compliance with the requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Determination Letter stated that the Company does not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Determination Letter also indicated that the Nasdaq staff had concerns that the Company may no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of stockholder redemptions in connection with our Special Meeting and the low number of shares remaining outstanding. Additionally, the Determination Letter indicated that, while companies are normally afforded compliance periods or the ability to submit a plan of compliance in order to be granted time to regain compliance, the Nasdaq staff had determined to apply more stringent criteria as permitted under Nasdaq Listing Rule 5101 to delist the Company’s securities from The Nasdaq Global Market. As a result, the Determination Letter indicated that the Nasdaq staff had determined to delist the Company’s securities from The Nasdaq Global Market. The Staff’s determination was based on the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2022, in which the Company disclosed that 14,221,705 shares of Class A common stock had exercised their redemption rights in connection with the Special Meeting. In addition, on January 11, 2023, the Nasdaq staff determined to halt trading in the Company’s securities.

The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq staff’s delisting determination, and that hearing was held on March 2, 2023. A hearing request stays any suspension or delisting of the Company’s securities, and the Company’s securities will continue to be listed on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision following the hearing. At this juncture, the Company is unable to provide assurance as to if and when the trading halt will be released and there can be no assurance that the Panel will grant the Company’s request for continued listing on Nasdaq.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

On January 11, 2023, Nasdaq determined to halt trading in our securities. Prior to January 11, 2023, our units, public shares and public warrants were each traded on Nasdaq under the symbols “RACYU,” “RACY” and “RACYW,” respectively. Our units commenced public trading on February 11, 2022, and our public shares and public warrants commenced separate public trading on April 4, 2022.

(b) Holders

On March 30, 2023, there were two holders of record of our units, forty-four holders of record of shares of our Class A common stock, one holder of record of our Class B common stock and one holder of record of our warrants.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Special Meeting on December 21, 2022, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.29 per public share). Following the redemptions, as of December 31, 2022, there were 153,295 public shares outstanding and a total of 807,045 shares of Class A common stock were outstanding, including the 653,750 shares of Class A common stock that were beneficially owned by our sponsor. Following the conversion of shares of Class B common stock into an equal number of shares of Class A common stock on February 27, 2023 and the subsequent transfers reported elsewhere in this Annual Report, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by our sponsor.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	14,221,705	$10.29	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Recent Developments

On February 13, 2023, we entered into the Business Combination Agreement with (i) Pubco, (ii) the Merger Sub, (iii) SVES, (iv) the Sellers, (v) the SVES Founders, (vi) our sponsor as the purchaser representative, and (vii) Timothy J. Fullum as the seller representative, as was amended on March 20, 2023, and as may be further amended from time to time. SVES is a key intermediary connecting full-price fashion brands with off-price retailers that are able to sell inventory that would otherwise be sold or disposed of by full-price brands at a significant loss. At the closing of the SVES Business Combination, in accordance with the DGCL, (a) the Merger Sub will merge with and into the Company, with the Company surviving the business combination as a wholly-owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interest in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $632,000,000, to be paid in the common stock of Pubco valued at $10.00 per share of common stock and (c) each of our public warrants will be converted into one Pubco public warrant and each of our private placement warrants will be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in our respective warrants, except that in each case they will represent the right to acquire shares of Pubco common stock in lieu of shares of our Class A common stock.

On January 12, 2023, we received a determination letter (the “Determination Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the continued listing requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Determination Letter stated that the Company does not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Determination Letter also indicated that the Staff had concerns that the Company may no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding.

The Company had a hearing before the Nasdaq Hearings Panel on March 2, 2023, to appeal the Staff’s delisting determination. That hearing stays any suspension or delisting of the Company’s securities, and the Company’s securities will continue to be listed on the Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision following the hearing.

For a full description of the Business Combination Agreement and the proposed SVES Business Combination, please see “Item 1. Business.”

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A common stock to our sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of our Class B common stock, upon the conversion of an equal number of shares of Class B common stock. These shares of class A common stock are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 3,033,905 shares of our Class A common stock and one share of our Class B common stock. The sponsor then transferred 533,525 shares of Class A common stock to certain members of the sponsor. Subsequent to those transfers, the sponsor holds 2,500,380 shares of Class A common stock and one share of Class B common stock, as well as 653,750 shares of Class A common stock underlying private placement units, which units were acquired by the sponsor in connection with the Company’s initial public offering.

On March 20, 2023, the Company, the Purchaser Representative and the Seller Representative entered into the First Amendment to the Business Combination Agreement to extend the date to conduct additional due diligence on the Target Companies from 5:00 p.m. on March 15, 2023 to 5:00 p.m. on April 7, 2023.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2022 relates to our formation and initial public offering and identifying a target company for an initial business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the year ended December 31, 2022, we had net income of $4,752,895, which consists of interest income from investments held in trust account of $2,049,399 and change in fair value of warrant liability of $4,356,766, offset by formation and operating costs of $1,104,757, warrant issuance cost of $125,175 and provision for income taxes of $423,338.

For the period from April 13, 2021 (inception) through December 31, 2021, we had a net loss of $7,102, which consisted solely of the formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2022, we had $1,429,804 in our operating bank account and working capital, excluding franchise and income tax payable net of interest income from the trust account, of $1,147,521.

On February 15, 2022, we consummated the initial public offering of 14,375,000 units, including 1,875,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 653,750 private placement units at a price of $10.00 per private placement units in the private placement to our sponsor, generating total gross proceeds of $6,537,500.

Transaction costs amounted to $3,890,326, consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable and $480,428 of other offering costs.

Following the closing of our initial public offering, $146,625,000.00 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement units was placed in the trust account maintained by Continental, as trustee. In connection with our Special Meeting held on December 21, 2022, stockholders holding 14,221,705 public shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $146 million (approximately $10.29 per public share) was removed from the trust account to pay such holders. As of December 31, 2022, approximately $1,671,810 remained in the trust account.

In connection with the redemptions of public shares, a total of $133,689 was deducted from our trust account in order to pay taxes prior to the Special Meeting, which amount had later been determined to be withheld in excess and should be returned to the public stockholders. As such, a portion of this rebate was sent to the financial institutions that had tendered share redemptions on behalf of their investor clients ahead of the Special Meeting and the balance to the trust account. The redemption rebate payments total $132,263 ($0.00930008 per redeemed share), with $1,426 returned in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We may pay our franchise taxes from funds from the initial public offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the Working Capital Loans, but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At December 31, 2022 and 2021, no Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Further, we have determined that if we are unable to complete a business combination within the Combination Period, then we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate. The date for mandatory liquidation and subsequent dissolution as well as our working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the applicable extension date.

Critical Accounting Policies and Estimates

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2021 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we as an emerging growth company can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We determined the more significant accounting estimates included in our financial statements is the determination of the fair value of Derivative Financial Instruments.

We have identified the following as our critical accounting estimates:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, such as the Company’s public warrants and private placement warrants, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The valuation of our public warrants are based on a traded market. Our private placement warrants are valued using a Monte Carlo options pricing model which utilizes assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The estimates used to calculate the fair value of our derivative assets and liabilities change at each balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Common Stock Subject to Possible Redemption

Our Class A common stock that was sold as part of the units in the initial public offering contains a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a stockholder vote or tender offer in connection with our initial business combination. In accordance with ASC Topic 480-10-S99, we classify such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public shares sold as part of the units in the initial public offering were issued with other freestanding instruments (i.e., warrants) and as such, the initial carrying value of public shares classified as temporary equity was the allocated proceeds determined in accordance with ASC Topic 470-20 (“Debt—Debt with Conversion and Other Options”). The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Accordingly, as of December 31, 2022, 153,295 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against accumulated deficit.

In connection with the Special Meeting on December 21, 2022, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.29 per public share). Following the redemptions, as of December 31, 2022, there were 153,295 public shares outstanding and a total of 807,045 shares of Class A common stock were outstanding, including the 653,750 shares of Class A common stock that were beneficially owned by our sponsor. Following the conversion of Class B common stock into shares of Class A common stock on February 27, 2023, and subsequent transactions, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by our sponsor.

Recent Accounting Standards

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20), and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of April 13, 2021. That adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, the risk of a bank failure or failures, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professions with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tarek Tabsh	37	Chief Executive Officer and Chairman
Steven Berg	59	Chief Financial Officer
John Anthony Quelch	71	Director
Emily Paxhia	42	Director
Francis Knuettel II	56	Director

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

Mr. Tabsh has also served on the ArcView Selection Committee from 2016 to 2017 and was responsible for evaluating and selecting the companies that meet the criteria necessary for pitching to the world’s largest network of cannabis investors; as an ArcView Shark, Mr. Tabsh was responsible for providing insightful feedback and suggestions to entrepreneurs pitching a business from the ArcView stage. For his decade of experience and commitment to founding innovative cannabis startups, Mr. Tabsh was named to the High Times’ list of the Top 100 Most Influential Figures in Cannabis in both 2018 and 2019. Mr. Tabsh completed his graduate education by crafting a multidisciplinary course framework at the Harvard Business School, the Harvard School of Engineering and Applied Sciences, and the Massachusetts Institute of Technology, Sloan School of Management with an emphasis on innovation-driven entrepreneurship. Mr. Tabsh is well-qualified to serve on our board due to his extensive experience starting and growing new companies and identifying and evaluating promising businesses.

Steven Berg, our Chief Financial Officer since January 2022, is a business leader with over 30 years’ experience spanning investment banking to building prominent companies in the cannabis industry. He has leveraged his background in strategy, capital raising and finance to build some of the most successful brands in cannabis. Mr. Berg is passionate about creating sustainable value through innovative strategy, execution via best practices, and high ethical standards for the benefit of all enterprise stakeholders. From September 2021 until October 2022, Mr. Berg served as the Chief Financial Officer and Secretary and a member of the board of directors of Triangle 9 Real Estate, Inc. Mr. Berg’s key professional accomplishments have been achieved in executive roles at consumer products and financial companies. Mr. Berg most recently was CEO of NWT Holdings, LLC (dba Firefly Vapor), from June 2017 to December 2019, a leader in cannabis vaporization technology and consumer products. After taking the helm of the innovative startup company in 2017, Mr. Berg streamlined operations and managed new product development to position for growth. To scale the brand, he then successfully negotiated and executed the acquisition of Firefly by SLANG Worldwide as an integral component to SLANG’s IPO on the Canadian Stock Exchange. Prior to Firefly, Mr. Berg was the CFO of NWT Holdings, Inc. (dba O.penVAPE/Organa Brands, from December 2013 to June 2016), a Colorado pioneer in cannabis vaporization and oil extraction products. In addition to managing corporate finances and strategic initiatives, he drove brand expansion into multiple new state markets through recruitment of new operational partners and structuring license agreements. Prior to O.penVAPE, Mr. Berg was a founding partner of the ArcView Group’s ArcView Investor Network (May 2011 — November 2013), the cannabis industry’s first private investor network. ArcView has raised over $300 million in funding for startup entrepreneurs, venture and growth-stage companies. He conceived the network structure, engineered initial operations, and recruited charter investor members that built the foundation for ArcView’s success. Before entering the legal cannabis arena, Mr. Berg worked as an investment banker for major financial firms. He served as a Managing Director in the Capital Markets Group at Wells Fargo Bank in San Francisco, focusing on structured and derivatives transactions in corporate finance and developing multiple new funding and risk management products. He previously was with Union Bank of Switzerland and BNP Paribas in New York, where he worked in business combinations and acquisitions, as well as in derivatives trading and risk management functions in the capital markets. Mr. Berg holds an M.B.A. from New York University Stern School of Business, and an undergraduate degree in Finance and Accounting from San Francisco State University.

John Anthony Quelch, our director since February 2022, currently serves as Leonard M. Miller Professor at the University of Miami Herbert Business School. From February 2013 until June 2017, Mr. Quelch served as the Charles Edward Wilson Professor of Business Administration at Harvard Business School and Professor of Health Policy and Management at Harvard T.H. Chan School of Public Health. From February 2011 until January 2013, Mr. Quelch served as the dean of the China Europe International Business School. From July 1998 until June 2001, Mr. Quelch served as the Dean of the London Business School. Mr. Quelch has experience serving on the Board of Directors of various United States companies, including Aramark Corporation (NYSE: ARMK), a food service, facilities, and uniform service provider, Gentiva Health Services Inc. (NASDAQ: GTIV), a provider of home health care, hospice and related services in the United States, the Pepsi Bottling Group (now “PepsiCo, Inc.”) (NASDAQ: PEP), an American multinational food, snack and beverage corporation, and Reebok International Limited (NSYE: RBK), a British-American footwear and clothing company. Mr. Quelch has also served as a board member of three pre-IPO data analytics companies, Datalogix and Vitrue (both sold to Oracle) and Affinnova (sold to A.C. Nielsen). Mr. Quelch is currently a director of Amerant Bancorp Inc., and Global Crossing Airlines Group Inc. Mr. Quelch also served as a director of Industrial Human Capital, Inc., from October 2021 to February 2022. In 2013, Professor Quelch retired from the board of WPP, a leading marketing services company, after 25 years of service (including seven years as chair of the audit committee). In the United Kingdom, he also served on the boards of Blue Circle Industries, easyJet and Pentland Group. Mr. Quelch is currently a member of the Council on Foreign Relations, a New York-based think tank, the Trilateral Commission, a non-governmental and nonpartisan think tank whose purpose is to foster close cooperation between Japan, Western Europe and North America, and the American Academy of Arts and Sciences, a learned society that conducts policy studies and public policy advocacy. Mr. Quelch served as the pro bono chairman of the Massachusetts Port Authority from February 2002 until January 2011. Mr. Quelch received a Bachelor’s degree and a Master’s degree from Exeter College at Oxford University, an MBA from the Wharton School at the University of Pennsylvania, and received both a Master of Science (“SM”) and a Doctorate of Business Administration degree from Harvard University. Mr. Quelch is well-qualified to serve on our board of directors due to his extensive experience in strategic marketing and leadership roles in higher education, and his numerous directorship positions, as well as his participation in multiple nonprofit organizations.

Emily Paxhia, our director since February 2022, has served as a co-founder and managing director of Poseidon Investment Management, LLC (“Poseidon”), a cannabis-focused hedge fund, since October 2013. During her time at Poseidon, Ms. Paxhia has worked with numerous cannabis companies in an advisory and investment capacity. Ms. Paxhia has served as a director of Athletes for CARE, a nonprofit organization that works with retired professional athletes to research and advocate on behalf of important health issues, since March 2018. Ms. Paxhia served served as director and Chair of the Compensation & Governance Committee for Ascend Wellness Holdings (OTCQX: AAAWH) from September 2018 until November 2022. Ms. Paxhia also holds board seats with a number of private portfolio companies, including: Headset (February 2016 to present) and Flowhub (January 2015 to present) and served on the board of Respira Technologies (December 2017 to May 2022). Previously, Ms. Paxhia served on the Board of Directors of the Marijuana Policy Project, a nonprofit advocacy group that advocates on behalf of marijuana-related policy reform, from May 2016 to December 2016. Ms. Paxhia received a B.A. in Psychology from Skidmore College and received an M.A. in Psychology from New York University. Ms. Paxhia is well-qualified to serve on our board of directors due to her substantial experience with respect to public and private companies.

Francis Knuettel II, our director since February 2022, currently manages Camden Capital LLC (since April 2022) where he provides fractional and interim services for other companies as a Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer, among other things, including as Chief Financial Officer of OceanTech Acquisition Corp (Nasdaq:OTEC) since March 2023. Previously, Mr. Knuettel served as the Chief Executive Officer and a director of Unrivaled Brands, Inc. (OTCQX:UNRV), a vertically integrated company focused on the cannabis sector with operations in California and Nevada, from December 2020 to April 2022 (OTCQX: UNRV). Mr. Knuettel was Director of Capital and Advisory at Viridian Capital Advisors from June 2020 to January 2021, following the sale but prior to the close of the acquisition of One Cannabis Group (“OCG”), by Item 9 Labs Corp. (OTCQX: INLB). Mr. Knuettel was the Chief Financial Officer of OCG from June 2019 to January 2021. Prior to joining OCG, Mr. Knuettel was Chief Financial Officer at MJardin, a Denver-based cannabis cultivation and dispensary management company, from August 2018 to June 2019 where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed MJardin’s business combination with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Officer role (January 2019 to June 2019). In his role as Chief Strategy Officer, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. From April to August 2018, Mr. Knuettel served as Chief Financial Officer of Aqua Metals, Inc. (NASDAQ:AQMS), an advanced materials firm that developed technology in battery recycling. Prior to that, from April 2014 to April, 2018, Mr. Knuettel served as Chief Financial Officer at Marathon Patent Group, Inc. (NASDAQ:MARA), a patent enforcement and licensing company. Mr. Knuettel holds numerous board positions at both public and private companies, including180 Life Sciences, an early-stage therapeutic biotech company, since July 2021, and on the Board of Directors of ECOM Medical, Inc., a developer of endotracheal patient monitoring systems, since July 2019 (where he is the chair of the company’s audit committee). Mr. Knuettel also serves on the board of Murphy Canyon Acquisition Corp. (Nasdaq:MURF), a special purpose acquisition company (February 2022 to present). Mr. Knuettel previously served on the Board of Directors of Sanatio BioScience Corp., an early-stage anti-viral platform, from September 2020 to September 2022 (where he was the chair of the company’s audit committee). Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School of Business at the University of Pennsylvania with an MBA in Finance and Entrepreneurial Management. Mr. Knuettel is well-qualified to serve on our board of directors due to his experience working with and advising public and private companies on financial management and controls, M&A, capital markets transactions and operating and financial restructurings, as well as his knowledge of the cannabis industry.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Francis Knuettel II and John Anthony Quelch serve as members of our nominating and corporate governance committee. Mr. Knuettel and Mr. Quelch are independent, and Mr. Knuettel chairs the nominating and corporate governance committee. Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Conduct and Ethics and our audit committee and the charters of our committees as exhibits to the IPO Registration Statement and a copy is posted on our website: www.relativityacquisitions.com. You also can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination, such as the SVES Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,400,795 shares of our common stock, consisting of (i) 4,400,794 shares of our Class A common stock and (ii) one share of our Class B common stock, issued and outstanding as of March 30, 2023. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, the one outstanding share of Class B common stock is convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A common stock		Class B common stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Relativity Acquisition Sponsor LLC (2)	3,154,130	71.7%	1	100%	71.7%
Tarek Tabsh (2)	3,154,130	71.7%	1	100%	71.7%
A.G.P./Alliance Global Partners (3)	355,000	8.07%	—	—	8.07%
Steven Berg (4)	—	—	—	—	—
John Anthony Quelch (4)	—	—	—	—	—
Emily Paxhia (4)	—	—	—	—	—
Francis Knuettel II (4)	—	—	—	—	—
All executive officers and directors as a group (five individuals)	3,154,130	71.7%	1	100%	71.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Relativity Acquisition Corp., 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169.

(2)	Represents shares held by our sponsor including (a) 2,500,380 shares of Class A common stock, converted from Class B common stock on a one-for-one basis, on February 27, 2023, (b) one share of the Company’s Class B common stock and (c) 653,750 shares of Class A Common Stock underlying private placement units. Tarek Tabsh, our Chief Executive Officer, is the sole manager of our sponsor and as such, may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Consists of 355,000 shares of Class A common stock, issued by the Company on February 27, 2023, upon conversion of an equal number of shares of Class B common stock, which are beneficially owned by A.G.P. Individuals who have shared voting and investor control over these shares are Raffaele Gambardella, A.G.P.’s Chief Operating Officer/Chief Risk Officer, Craig E. Klein, A.G.P.’s Chief Financial Officer/Principal Financial Officer, Phillip W. Michals, A.G.P.’s Chief Executive Officer, John J. Venezia, A.G.P.’s Chief Compliance Officer and David A. Bocchi, Trustee of the David Bocchi Family Trust, which is an indirect owner of A.G.P., each of whom disclaims any beneficial ownership of such shares except to the extent of his pecuniary interest.

(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the SVES Business Combination, please see “Item 1. Business.”

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

We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $105,000 of administrative service fees. For the period from April 13, 2021 (inception) through December 31, 2021, no administrative service fees were incurred.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of our initial public offering. This loan was repaid upon the closing of our initial public offering out of the estimated $660,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions). As of February 15, 2022, the Company had borrowed $244,863 under the promissory note and repaid $247,910; the excess of $3,047 was recorded as due from Sponsor.

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A common stock to our sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of our Class B common stock, upon the conversion of an equal number of shares of Class B common stock. These shares of Class A common stock are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 3,033,905 shares of our Class A common stock and one share of our Class B common stock. The sponsor then transferred 533,525 shares of Class A common stock to certain members of the sponsor. Subsequent to those transfers, the sponsor holds 2,500,380 shares of Class A common stock and one share of Class B common stock, as well as 653,750 shares of Class A common stock underlying private placement units, which units were acquired by the sponsor in connection with the Company’s initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required as Working Capital Loans. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the private placement units. The terms of such Working Capital Loans (or extension loans) by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 totaled approximately $80,000 and $29,500, respectively. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $54,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, we did not pay Withum any audit-related fees.

Tax Fees

We did not pay Withum for tax services, planning or advice for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Withum for any other services for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) to December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) to December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) to December 31, 2021	F-6
Notes to December 31, 2022 Financial Statements	F-7

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

RELATIVITY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Relativity Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Relativity Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows, for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by August 15, 2023 (absent any extensions of such period, pursuant to the terms described in Note 1), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

PCAOB ID Number 100

RELATIVITY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$1,429,804	$42,194
Deferred offering costs	—	2,154,011
Prepaid expense	55,389	5,000
Due from sponsor	3,047	—
Total current assets	1,488,240	2,201,205
Investments held in Trust Account	1,671,810	—
Total Assets	$3,160,050	$2,201,205

Liabilities, Redeemable Common Stock, and Stockholders’ Equity
Current liabilities:
Due to related party	$5,059	$25,000
Accrued costs and expenses	201,656	87,641
Income tax payable	423,338	—
Franchise tax payable	32,000	1,505
Promissory note – related party	—	96,763
Total current liabilities	662,053	210,909
Warrant liabilities	453,122	—
Total Liabilities	1,115,175	210,909

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 153,295 and 0 shares subject to possible redemption as of December 31, 2022 and 2021, respectively, at a redemption value of $10.91 per share (see Note 3)	1,805,814	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 653,750 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively (excluding 153,295 shares subject to possible redemption as of December 31, 2022)	65	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding as of December 31, 2022 and 2021	359	359
Additional paid-in capital	—	1,999,509
Share subscription receivable	—	(2,470)
Retained earnings (accumulated deficit)	238,637	(7,102)
Total Stockholder’s Equity	239,061	1,990,296
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$3,160,050	$2,201,205

The accompanying notes are an integral part of these financial statements.

RELATIVITY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from April 13, 2021 (inception) through December 31,
	2022	2021
Formation and operating costs	$1,104,757	$7,102
Loss from operations	(1,104,757)	(7,102)

Other income:
Change in fair value of warrant liabilities	4,356,766	—
Interest income on investments held in Trust Account	2,049,399	—
Warrant issuance cost	(125,175)	—
Total other income, net	6,280,990	—

Income (loss) before provision for income taxes	5,176,233	(7,102)
Provision for income taxes	(423,338)	—
Net income (loss)	$4,752,895	$(7,102)

Basic and diluted weighted average shares outstanding, Class A common stock	13,017,825	—
Basic and diluted net income (loss) per common stock, Class A common stock	$0.29	$—
Basic weighted average shares outstanding, Class B common stock	3,534,675	3,125,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.29	$(0.00)
Diluted weighted average shares outstanding, Class B common stock	3,593,750	—
Diluted net income (loss) per common stock, Class B common stock	$0.28	$—

The accompanying notes are an integral part of these financial statements.

RELATIVITY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR

THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A common stock		Class B common stock		Additional Paid-in	Share Subscription	Retained Earnings (Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit)	Equity
Balance as of April 13, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Class B common stock issued to the initial stockholder	—	—	3,750,000	375	24,625	—	—	25,000
Return of founder shares	—	—	(511,250)	(51)	51	—	—	—
Issuance of 355,000 founder shares to A.G.P.	—	—	355,000	35	2,435	(2,470)	—	—
Excess of fair value of shares issued to A.G.P.	—	—	—	—	1,972,398	—	—	1,972,398
Net loss	—	—	—	—	—	—	(7,102)	(7,102)
Balance as of December 31, 2021	—	—	3,593,750	359	1,999,509	(2,470)	(7,102)	1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(4,507,156)	(12,834,428)
Net income	—	—	—	—	—	—	4,752,895	4,752,895
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$238,637	$239,061

The accompanying notes are an integral part of these financial statements.

RELATIVITY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from April 13, 2021 (inception) through December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,752,895	$(7,102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by related party	—	3,338
Interest income on investment held in Trust Account	(2,049,399)	—
Warrant issuance cost	125,175	—
Change in fair value of derivative warrant liabilities	(4,356,766)	—
Changes in operating assets and liabilities:
Prepaid expense	(50,389)	(5,000)
Due from sponsor	(3,047)	—
Accrued costs and expenses	201,656	—
Income taxes payable	423,338	—
Franchise tax payable	30,495	1,505
Due to related party	5,059	—
Net cash used in operating activities	(920,983)	(7,259)
Cash flows from investing activities:
Principal deposited in Trust Account	(146,625,000)	—
Interest withdrawal for tax obligations	589,342	—
Cash withdrawn from Trust Account in connection with redemption	146,413,246	—
Net cash provided by investing activities	377,588	—
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	142,312,500	—
Proceeds from private placement units	6,537,500	—
Proceeds from issuance of promissory note – related party	111,800	93,425
Proceeds from payment of share subscription receivable	2,470	—
Payment of promissory note – related party	(208,563)	—
Payment of offering costs	(411,456)	(43,972)
Redemption of common shares	(146,413,246)	—
Net cash provided by financing activities	1,931,005	49,453

Net change in cash	1,387,610	42,194
Cash, beginning of the period	42,194	—
Cash, end of the period	$1,429,804	$42,194

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$21,662
Deferred offering costs paid by Sponsor under the promissory note	$—	$25,000
Deferred offering costs included in accrued offerings costs and expenses	$—	$87,641
Shares subscription receivable	$—	$(2,470)
The excess of fair value of AGP shares that were included in deferred offering costs	$—	$1,972,398

The accompanying notes are an integral part of these financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Relativity Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on April 13, 2021, for the purpose of effecting a business combination, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any business or industry.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Simultaneously with the consummation of the IPO, including 1,875,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, the Company consummated the private placement of 653,750 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one share of Class A common stock and one warrant (“Private Placement Warrant”).

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

The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of the business combination marketing fee held in trust and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account initially was $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the business combination marketing fee the Company will pay to the underwriters. There will be no redemption rights upon the completion of the initial Business Combination with respect to the Company’s warrants.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A common stock is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company had 12 months from the closing of the IPO to complete the initial Business Combination, except that the Sponsor had two 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below) (the “Combination Period”). On December 21, 2022, the Company held a special meeting of stockholders (the “Meeting”) in which the stockholders approved an amendment to the Company’s second amended and restated certification of incorporation to extend the date by which the company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor may extend the period of time to consummate a Business Combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 24 months to complete a Business Combination (each such three-month period, a “Funded Extension Period”)), so long as the Company deposits an aggregate amount of $1,000 from its working capital into the trust account no later than the 21-month and 24-month anniversary of its IPO for each such extension that the Company determines to implement. The public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

In connection with the stockholders’ vote at the Meeting, 14,221,705 shares were tendered for redemption.

The Sponsor, officers, directors and initial stockholders of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 (per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

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

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $1,429,804 in its operating bank account and working capital, excluding franchise and income tax payable, net of interest income from trust account, of $1,147,521.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by August 15, 2023. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2 (a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We determined the more significant accounting estimates included in our financial statements is the determination of the fair value of Derivative Financial Instruments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $1,429,804 and $42,194, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investment Held in Trust Account

As of December 31, 2022 and 2021, the Company had $1,671,810 and $0, respectively, in investments held in the Trust Account that were held in money market funds which are primarily invested in U.S. treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature (except for the warrant liabilities – see Note 7).

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

Net Income (Loss) per common stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 807,045 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net income per Class A share is the same for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

At December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the period. For the year ended December 31, 2022, the computation of diluted net income per Class B share includes 468,750 shares of Class B common stock that were not forfeited due to underwriters fully exercising the overallotment option (see Note 9).

 RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the year ended December 31, 2022	For the period from April 13, 2021 (inception) through December 31, 2021
	Class A	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,737,946	$—	$(7,102)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	13,017,825	—	3,125,000
Basic and diluted net income (loss) per share	$0.29	$—	$(0.00)

For the year ended December 31, 2022
Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,014,949
Denominator:
Weighted-average shares outstanding including shares subject to redemption	3,534,675
Basic net income per share	$0.29

For the year ended December 31, 2022
Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,014,949
Denominator:
Weighted-average shares outstanding including shares subject to redemption	3,593,750
Diluted net income per share	$0.28

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes,” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 8.2% and 21.0% for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. For the year ended December 31, 2022 and for the period from April 13, 2021 (inception) to December 31, 2021, the change in the Company’s deferred tax benefit was $224,963 and $0 and an increase in valuation allowance of $224,963 and $0, respectively (See Note 10).

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. For the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, the increase in the Company’s deferred tax benefit was $224,963 and $0 and an increase in valuation allowance of $224,963 and $0, respectively (See Note 10).

The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Common Stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classified the 14,375,000 shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying value of public shares is classified as temporary equity.

On December 21, 2022, the Company held the Meeting. At the Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 or such earlier date as determined by the Company’s Board of Directors, and to provide for up to two additional three-month extensions beyond August 15, 2023 for the period of time for the Company to consummate an initial Business Combination. In connection with the Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders and approximately $1.6 million will remain in the Trust Account. Following redemptions, the Company has 153,295 Public Shares outstanding.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Standards

In August 2020, FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of April 13, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On February 15, 2022, the Company consummated its IPO of 14,375,000 Units, including 1,875,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Following the closing of the IPO on February 15, 2022, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account and will be invested only in U.S. government securities with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or an interest bearing demand deposit account.

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

In connection with the stockholders’ vote at the Meeting, 14,221,705 shares were tendered for redemption.

Accordingly, at December 31, 2022, 153,295 shares of common stock subject to possible redemption are presented at redemption value of $11.78 per share, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

In connection with the redemption of public shares, a total of $589,342 was deducted from the Trust Account prior to the redemptions for the payment of taxes, in accordance with the terms of the Investment Management Trust Agreement applicable to the Trust Account.  Based on the redemptions that occurred, it was subsequently determined that $133,689 of that amount was in excess of the taxes actually due.  The $11.78 per share shown above assumes the return of that full amount to the Trust Account.  However, it was subsequently determined that the $133,689 should be returned pro rata with respect to all public shares prior to the redemption, including public shares that were redeemed on December 21, 2023.  Accordingly, in March 2023, the Company returned $132,263 to those persons who had redeemed their shares, and $1,426 to the Trust Account. As a result, based on the value in the Trust Account after that return, $10.91 per share would have been available in the Trust Account as of December 31, 2023.

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

As of December 31, 2022, the common stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Plus:
Remeasurement of carrying value to redemption value	11,240,407
Redemptions	(146,413,246)
Remeasurement of carrying value to redemption value	1,594,060
Common stock subject to possible redemption	$1,805,814

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

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

In May 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 3,750,000 shares of common stock (the “founder shares”). On December 14, the Sponsor returned to the Company, at no cost, an aggregate of 511,250 founder shares, which the Company cancelled. On December 14, 2021, an aggregate of 355,000 shares of Class B common stock were issued to A.G.P. (the “Representative”), resulting in an aggregate of 3,593,750 shares of Class B common stock outstanding. On January 12, 2022, the Sponsor transferred 176,094 founder shares to George Syllantavos, and 28,750 founder shares to Anastasios Chrysostomidis. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 14,375,000 Units if the underwriters’ over-allotment option were exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. The underwriters’ over-allotment option was exercised in full, and no founder shares were forfeited.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) six months after the date of the consummation of the initial Business Combination or (ii) the date on which the Company consummates a liquidation, business combination, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination, the founder shares will no longer be subject to such transfer restrictions.

Promissory Note — Related Party

On July 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2022 or the completion of the IPO. The outstanding balance under the Note of $208,563 was paid in full and as a result, the credit facility is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $105,000 of administrative service fees. For the period from April 13, 2021 (inception) through December 31, 2021, no administrative service fees were incurred.

Due to Related Party

At December 31, 2022, the Company has $5,059 of borrowings due to related party. At December 31, 2021, the Sponsor paid the deferred offering costs of $25,000 for the Company.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At December 31, 2022 and 2021, $3,047 and $0, respectively, are included in due from sponsor in the accompanying balance sheets.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Units, the Private Placement Warrants, and the shares of Class A common stock underlying the Private Placement Warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement that was signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the IPO forms a part and may not exercise their demand rights on more than one occasion.

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

Note 7 — Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund. There were no assets and liabilities measured at fair value as of December 31, 2021.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,671,810	$1,671,810	$—	$—
Liabilities:
Public Warrants	$432,688	$—	$432,688	$—
Private Warrants	20,434	—	—	20,434
Warrant Liabilities	$453,122	$—	$432,688	$20,434

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was approximately $1,293,750.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In June 2022, the Public Warrants were reclassified to Level 1 as valuation were based on a traded market. On September 30, 2022 and December 31, 2022, the Public Warrants were reclassified to Level 2 as no trading activity took place on the reporting dates. The estimated fair value of the Private Placement Warrants at December 31, 2022 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of February 15, 2022 (initial recognition) and December 31, 2022:

	February 15, 2022	December 31, 2022
Strike price	$11.50	$12.65
Share price	$9.68	$10.00
Volatility	5.70%	7.2%
Risk-free rate	2.00%	4.73%
Expected term (years)	6.33	0.96

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(3,495,704)
Transfer to Level 1	(1,293,750)
Warrant liabilities at December 31, 2022	$20,434

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Note 8 — Warrant Liability

As of December 31, 2022 and 2021, there were 15,028,750 and 0 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Note 9 — Stockholders’ Equity

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 653,750 and 0 shares of Class A common stock issued or outstanding, respectively, excluding 153,295 shares subject to possible redemption.

Class B common stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,593,750 shares of Class B common stock issued and outstanding, of which 468,750 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the founder shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

The remaining share of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (not including the shares of Class A common stock issuable to the Representative) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for the initial Business Combination; (ii) negotiation with Class A stockholders on structuring an initial Business Combination; or (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock. If such adjustment is not waived, the issuance would not reduce the percentage ownership of holders of the Class B common stock, but would reduce the percentage ownership of holders of the Class A common stock. If such adjustment is waived, the issuance would reduce the percentage ownership of holders of both classes of the Company’s common stock. Holders of founder shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issues in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Note 10 — Income Tax

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Organizational costs/start-up expenses	$226,455	$1,175
Stock-based compensation	—	—
Federal net operating loss	—	316
Total deferred tax assets	226,455	1,491
Valuation allowance	(226,455)	(1,491)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 consists of the following:

	For the year ended December 31,	For the period from April 13 2021 (inception) through December 31,
	2022	2021
Federal
Current	$423,654	$—
Deferred	(225,279)	1,491
State
Current	—	—
Deferred	—	—
Change in valuation allowance	224,963	(1,491)
Income tax provision	$423,338	$—

As of December 31, 2022 and 2021, the Company has $0 and $1,505 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $224,963. For the period from April 13, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $1,491.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrants	(17.7)%	0.00%
Change in valuation allowance	4.8%	(21.00)%
Income tax provision	8.1%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

RELATIVITY ACQUISITION CORP.
NOTES TO DECEMBER 31, 2022 FINANCIAL STATEMENTS

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 12, 2023, the Company received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Letter stated that the Company does not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Letter also indicated that the Staff had concerns that the Company may no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding. Additionally, the Letter indicated that, while companies are normally afforded compliance periods or the ability to submit a plan of compliance in order to be granted time to regain compliance, the Staff had determined to apply a more stringent criteria as permitted under Nasdaq Listing Rule 5101 to delist the Company’s securities from The Nasdaq Global Market.

As a result, the Letter indicated that the Staff had determined to delist the Company’s securities from The Nasdaq Global Market. The Staff’s determination was based on the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission (the “SEC”) on December 28, 2022, in which the Company disclosed that 14,221,705 shares of Class A common stock exercised their redemption rights in connection with a special meeting of stockholders held on December 21, 2022.

In addition, on January 11, 2023, the Staff determined to halt trading in the Company’s securities. The Company has requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination. A hearing request stays any suspension or delisting of the Company’s securities, and the Company’s securities will continue to be listed on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision following the hearing. At this juncture, the Company is unable to provide assurance as to if and when the trading halt will be released. Finally there can be no assurance that the Panel will grant the Company’s request for continued listing on Nasdaq.

On February 13, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) the Company (ii) Relativity Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Relativity (“Pubco”), (iii) Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (the “Merger Sub”), (iv) SVES GO, LLC, a Florida limited liability company, SVES LLC, a Florida limited liability company, SVES CP LLC, a Florida limited liability company and SVES Apparel LLC, a Florida limited liability company (collectively, the “Operating Companies” or “SVES”), (v) SVGO LLC, ESGO LLC, SV Apparel LLC, and ES Business Consulting LLC (each a “Seller”), (vi) Timothy J. Fullum and Salomon Murciano, (vii) the Sponsor and (viii) Timothy J. Fullum. SVES is a key intermediary connecting full-price fashion brands with off-price retailers that are able to sell inventory that would otherwise be sold or disposed of by full-price brands at a significant loss. At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), in accordance with the DGCL, (a) the Merger Sub will merge with and into the Company, with the Company surviving the Business Combination as a wholly-owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interest in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $632,000,000, to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of the Company will be converted into one Pubco public warrant and each private warrant of the Company will be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Company warrants, except that in each case they will represent the right to acquire shares of Pubco common stock in lieu of shares of Class A common stock.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 10, 2022, by and between the Company and the Representative. (3)
1.3	Business Combination Marketing Agreement, dated February 10, 2022, by and between the Company and the Representative. (3)
2.1	Business Combination Agreement, dated as of February 13, 2023, by and among the Company, Relativity Holdings, Inc., Relativity Purchaser Merger Sub Inc., SVES GO, LLC, SVES LLC, SVES CP LLC, SVES Apparel LLC, SVGO LLC, ESGO LLC, SV Apparel LLC, ES Business Consulting LLC, Timotny J. Fullum, in his individual capacity, Salomon Murciano, Relativity Acquisition Sponsor, LLC, in the capacity as the Purchaser Representative, and Timothy J. Fullum, in the capacity as the Seller Representative.^ (6)
2.2	First Amendment to Business Combination Agreement, dated March 20, 2023, by and among the Company, Purchaser Representative and the Seller Representative. (7)
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to The Second Amended and Restated Certificate of Incorporation. (5)
3.3	By Laws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A common stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated February 10, 2022, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Amended and Restated Promissory Note, dated September 30, 2021, issued to Relativity Acquisition Sponsor LLC. (1)
10.3	Investment Management Trust Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 10, 2022, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated May 28, 2021, between the Registrant and Relativity Acquisition Sponsor LLC. (1)
10.6	Securities Subscription Agreement, dated December 14, 2021, between the Registrant and A.G.P. (1)
10.7	Unit Subscription Agreement, dated February 10, 2022, by and between the Company and the Sponsor. (3)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Support Agreement by and between the Company and 77th Division LLC. (3)
14	Code of Ethics. (4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter.(4)
99.2	Compensation Committee Charter.(4)
99.3	Nominating and Corporate Governance Committee Charter.(4)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

^	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-262156), filed with the SEC on January 13, 2022.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262156), filed with the SEC on January 28, 2022.

(3) (4)

Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2022.

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on Mach 23, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	RELATIVITY ACQUISITION CORP.

	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tarek Tabsh	Chief Executive Officer and Chairman	March 31, 2023
Tarek Tabsh	(Principal Executive Officer)

/s/ Steven Berg	Chief Financial Officer	March 31, 2023
Steven Berg	(Principal Financial and Accounting Officer)

/s/ John Anthony Quelch	Director	March 31, 2023
John Anthony Quelch

/s/ Emily Paxhia	Director	March 31, 2023
Emily Paxhia

/s/ Francis Knuettel II	Director	March 31, 2023
Francis Knuettel II