Form 10-Q
period 2023-03-31
Relativity Acquisition Corp
filed 2023-05-15
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 4,400,794 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$772,410	$1,429,804
Prepaid expense	83,092	55,389
Due from sponsor	3,047	3,047
Total current assets	858,549	1,488,240
Investments held in Trust Account	1,697,819	1,671,810
Total Assets	$2,556,368	$3,160,050

Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Due to related party	$—	$5,059
Accrued costs and expenses	805,841	201,656
Income tax payable	425,324	423,338
Franchise tax payable	6,500	32,000
Total current liabilities	1,237,665	662,053
Warrant liabilities	707,853	453,122
Total Liabilities	1,945,518	1,115,175

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 153,295 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively, at a redemption value of $11.00 and $11.78 per share, respectively (see Note 3)	1,686,598	1,805,814

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 and 653,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (excluding 153,295 shares subject to possible redemption as of March 31, 2023 and December 31, 2022)	424	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,593,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	359
Additional paid-in capital	—	—
Share subscription receivable	—	—
(Accumulated deficit) Retained earnings	(1,076,172)	238,637
Total Stockholder’s (Deficit) Equity	(1,075,748)	239,061
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$2,556,368	$3,160,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$1,061,055	$393,748
Loss from operations	(1,061,055)	(393,748)

Other income (expense):
Change in fair value of warrant liabilities	(254,731)	1,894,764
Interest income on investment held in Trust Account	16,009	13,827
Warrant issuance cost	—	(125,175)
Total other income (expense)	(238,722)	1,783,416

(Loss) Income before provision for income taxes	(1,299,777)	1,389,668
Provision for income taxes	(1,986)	—
Net (loss) income	$(1,301,763)	$1,389,668

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	153,295	7,347,389
Basic and diluted net (loss) income per common stock, Class A common stock subject to possible redemption	$(0.30)	$0.13
Basic and diluted weighted average shares outstanding, Class A common stock	1,945,884	—
Basic and diluted net (loss) income per common stock, Class A common stock	$(0.30)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,301,616	3,593,750
Basic and diluted net (loss) income per common stock, Class B common stock	$(0.30)	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$238,637	$239,061
Conversion of Class B shares to Class A shares	3,593,749	359	(3,593,749)	(359)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(13,047)	(13,047)
Net loss	—	—	—	—	—	—	(1,301,763)	(1,301,763)
Balance as of March 31, 2023	4,247,499	$424	1	$—	$—	$—	$(1,076,172)	$(1,075,748)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(2,913,095)	(11,240,407)
Net income	—	—	—	—	—	—	1,389,668	1,389,668
Balance as of March 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$(1,530,529)	$(1,530,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,301,763)	$1,389,668
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investment held in Trust Account	(16,009)	(13,827)
Warrant issuance cost	—	125,175
Change in fair value of derivative warrant liabilities	254,731	(1,894,764)
Changes in operating assets and liabilities:
Prepaid expense	(27,702)	(388,143)
Due from sponsor	—	(3,047)
Accrued costs and expenses	604,185	148,580
Income taxes payable	1,986	—
Franchise tax payable	(25,500)	48,495
Due to Related Party	(5,059)	27,500
Net cash used in operating activities	(515,131)	(560,363)
Cash flows from investing activities:
Investment of cash in Trust Account	(10,000)	(146,625,000)
Net cash used in investing activities	(10,000)	(146,625,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	142,312,500
Proceeds from private placement units	—	6,537,500
Proceeds from issuance of promissory note – related party	—	111,800
Proceeds from payment of share subscription receivable	—	2,470
Payment of promissory note – related party	—	(208,563)
Payment of offering costs	—	(411,456)
Redemption of ordinary shares	(132,263)	—
Net cash (used in) provided by financing activities	(132,263)	148,344,251
Net change in cash	(657,394)	1,158,888
Cash, beginning of the period	1,429,804	42,194
Cash, end of the period	$772,410	$1,201,082

Supplemental disclosure of cash flow information:
The excess of fair value of AGP shares that were included in deferred offering costs	$—	$1,972,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $772,410 in its operating bank account and working capital, excluding franchise and income tax payable, net of interest income from trust account, of $52,708.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 15, 2023 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by August 15, 2023. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the Securities and Exchange Commission the SEC on March 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Relativity Purchaser Merger Sub Inc. There has been no intercompany activity since inception.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company has determined the more significant accounting estimates included in our financial statements is the determination of the fair value of Derivative Financial Instruments as described below.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $ 772,410 and $1,429,804, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investment held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company had $1,697,819 and $1,671,810, respectively, in investments held in the Trust Account that were held in money market funds which are primarily invested in U.S. treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic  820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature (except for the warrant liabilities – see Note 7).

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

Net (Loss) Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net (loss) income per Class A share is the same for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

At March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic (loss) income per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months
	Ended March 31,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net income (loss) allocable to Class A common stock	$(45,345)	$933,215
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	153,295	7,347,389
Basic and diluted net income (loss) per share	$(0.30)	$0.13

Class A Common Stock
Numerator: Net income (loss) allocable to Class A common stock	$(575,596)	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	1,945,884	—
Basic and diluted net income (loss) per share	$(0.30)	$—

Class B Common Stock
Numerator: Net income (loss) allocable to Class B common stock	$(680,822)	$456,453
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	2,301,616	3,593,750
Basic and diluted net income (loss) per share	$(0.30)	$0.13

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.15% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 21, 2022, the Company held the Meeting. At the Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 or such earlier date as determined by the Company’s Board of Directors, and to provide for up to two additional three-month extensions beyond August 15, 2023 for the period of time for the Company to consummate an initial Business Combination. In connection with the Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders and approximately $1.6 million will remain in the Trust Account. Following redemptions, the Company has 153,295 Public Shares outstanding as of March 31, 2023 and December 31, 2022, respectively.

Concentration of credit risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Accordingly, at March 31, 2023 and December 31, 2022, 153,295 shares of common stock subject to possible redemption are presented at redemption value of $11.00 and $11.78 per share, as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

As of March 31, 2023 and December 31 2023, the common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Redemptions	(146,413,246)
Plus:
Remeasurement of carrying value to redemption value	12,834,467
Common stock subject to possible redemption, December 31, 2022	1,805,814
Less:
Redemptions	(132,263)
Plus:
Remeasurement of carrying value to redemption value	13,047
Common stock subject to possible redemption, March 31, 2023	$1,686,598

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

On February 27, 2023, the Company issued an aggregate of 3,593,749 shares of Class A common stock to our sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of our Class B common stock, upon the conversion of an equal number of shares of Class B common stock. These shares of class A common stock are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the conversion, our sponsor was the beneficial owner of 3,033,905 shares of our Class A common stock and one share of our Class B common stock. The sponsor then transferred 533,525 shares of Class A common stock to certain members of the sponsor. Subsequent to those transfers, the sponsor holds 2,500,380 shares of Class A common stock and one share of Class B common stock, as well as 653,750 shares of Class A common stock underlying private placement units, which units were acquired by the sponsor in connection with the Company’s initial public offering.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $30,000 of administrative service fees, $30,000 of which were paid. For the three months ended March 31, 2022, the Company incurred $15,000 of administrative service fees, all of which were fully paid.

Due to Related Party

At March 31, 2023 and December 31, 2022, the Company had $0 and $5,059 borrowings due to a related party, respectively.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At March 31, 2023 and December 31, 2022, $3,047 are included in due from sponsor in the accompanying condensed balance sheets, respectively

Note 6 — Commitments and Contingencies

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

Business Combination Agreement

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

Note 7 — Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,697,819	$1,697,819	$—	$—
Liabilities:
Public Warrants	$677,063	$—	$677,063	$—
Private Warrants	30,791	—	—	30,791
Warrant Liabilities	$707,853	$—	$677,063	$30,791

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,671,810	$1,671,810	$—	$—
Liabilities:
Public Warrants	$432,688	$—	$432,688	$—
Private Warrants	20,434	—	—	20,434
Warrant Liabilities	$453,122	$—	$432,688	$20,434

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from during the three months ended March 31, 2023 and 2022.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. On December 31, 2022 and March 31, 2023, the Public Warrants were reclassified to Level 2 as no trading activity took place on the reporting dates. The estimated fair value of the Private Placement Warrants at March 31, 2023 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of February 15, 2022 (initial recognition) and March 31, 2023:

	December 31, 2022	March 31, 2023
Strike price	$12.65	$11.50
Share price	$10.00	$12.28
Volatility	7.20%	0.00%
Risk-free rate	4.73%	4.74%
Expected term (years)	0.96	0.83

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2023 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	10,357
Warrant liabilities at March 31, 2023	$30,791

Note 8 — Warrant Liability

As of March 31, 2023 and December 31, 2022, there were 15,028,750 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 653,750 shares of Class A common stock issued or outstanding, respectively, excluding 153,295 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 1 and 3,593,750 shares of Class B common stock issued and outstanding, respectively, of which 468,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 19, 2023, the Company, the Purchaser Representative and the Seller Representative entered into the Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”) pursuant to which the parties amended the Business Combination Agreement, as amended, in order (i) to extend the date by which the Seller Representative is required to deliver Audited Company Financials to the Company from April 7, 2023 to May 1, 2023, (ii) to extend the Due Diligence Period from 5:00 p.m. on April 7, 2023 to 5:00 p.m. May 1, 2023 and (iii) in connection with the transactions contemplated by the Business Combination Agreement, to permit the Company, subject to receiving any required consent from the holders of Purchaser Public Warrants, to convert the Purchaser Public Warrants into Purchaser Class A Common Stock in a manner and amount to be specified in the Proxy Statement and approved by the Seller Representative, which Purchaser Class A Common Stock would be converted automatically into the right to receive one share of Pubco Common Stock at the Closing.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2023, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2023, we had net loss of $1,301,763, which consists of formation and operating costs of $1,061,055, a change in fair value of warrant liability of $254,731 and provision for income taxes of $1,986, offset by income from investment in trust account of $16,009.

For the three months ended March 31, 2022, we had net income of $1,389,668, which consists of change in fair value of warrant liability of $1,894,764 and income from investment in trust account of $13,827, offset by formation and operating costs of $393,748 and warrant issuance cost of $125,175.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $772,410 in its operating bank account and working capital, excluding franchise and income tax payable, net of interest income from trust account, of $52,708.

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

Further, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the Working Capital Loans, but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At March 31, 2023 and December 31, 2022, no such working capital loans were outstanding.

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

Accordingly, as of March 31, 2023, 153,295 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against accumulated deficit.

In connection with the Special Meeting on December 21, 2022, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.29 per public share). Following the redemptions, as of March 31, 2023 and December 31, 2022, there were 153,295 public shares outstanding and a total of 807,045 shares of Class A common stock were outstanding, including the 653,750 shares of Class A common stock that were beneficially owned by our sponsor, respectively. Following the conversion of Class B common stock into shares of Class A common stock on February 27, 2023, and subsequent transactions, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by our sponsor.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the February 14, 2022, (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2023, and (iii) its Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022, August 15, 2022 and November 14, 2022, respectively, except as disclosed below.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

 A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with an extension of the combination period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the combination period is approved by our stockholders and such extension is implemented by the board of directors.

If the deadline for us to complete a business combination (currently August 15, 2023) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), (iii) if we fail to timely consummate a business combination and liquidate in a taxable year  subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a business combination and could affect our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the registration statement on Form S-1 initially filed with the SEC on January 13, 2022, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of February 13, 2023, by and among the Company, Relativity Holdings, Inc., Relativity Purchaser Merger Sub Inc., SVES GO, LLC, SVES LLC, SVES CP LLC, SVES Apparel LLC, SVGO LLC, ESGO LLC, SV Apparel LLC, ES Business Consulting LLC, Timotny J. Fullum, in his individual capacity, Salomon Murciano, Relativity Acquisition Sponsor, LLC, in the capacity as the Purchaser Representative, and Timothy J. Fullum, in the capacity as the Seller Representative.^ (1)
2.2	First Amendment to Business Combination Agreement, dated March 20, 2023, by and among the Company, Purchaser Representative and the Seller Representative. (2)
2.3	Second Amendment to Business Combination Agreement, dated April 25, 2023, by and among the Company, Purchaser Representative and the Seller Representative. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

^	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on Mach 23, 2023.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2023.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)