Form 10-Q
period 2023-06-30
Relativity Acquisition Corp
filed 2023-08-14
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 4,400,794 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$146,323	$1,429,804
Prepaid expense	48,092	55,389
Due from sponsor	3,047	3,047
Total current assets	197,462	1,488,240
Investments held in Trust Account	1,718,064	1,671,810
Total Assets	$1,915,526	$3,160,050

Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Due to related party	$889	$5,059
Accrued costs and expenses	945,023	201,656
Income tax payable	5,549	423,338
Franchise tax payable	9,800	32,000
Total current liabilities	961,261	662,053
Warrant liabilities	707,853	453,122
Total Liabilities	1,669,114	1,115,175

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 153,295 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, at a redemption value of $11.09 and $11.78 per share, respectively (Note 3)	1,699,984	1,805,814

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 and 653,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (excluding 153,295 shares subject to possible redemption as of June 30, 2023 and December 31, 2022)	424	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,593,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	359
Additional paid-in capital	—	—
Share subscription receivable	—	—
(Accumulated deficit) retained earnings	(1,453,996)	238,637
Total Stockholder’s (Deficit) Equity	(1,453,572)	239,061
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$1,915,526	$3,160,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$381,123	$225,293	$1,442,178	$619,041
Loss from operations	(381,123)	(225,293)	(1,442,178)	(619,041)

Other income (expense):
Change in fair value of warrant liabilities	—	1,562,005	(254,731)	3,456,769
Interest income on investment held in Trust Account	20,244	197,992	36,253	211,819
Warrant issuance cost	—	—	—	(125,175)
Total other income (expense), net	20,244	1,759,997	(218,478)	3,543,413

(Loss) income before provision for income taxes	(360,879)	1,534,704	(1,660,656)	2,924,372
Provision for income taxes	(3,559)	(23,482)	(5,545)	(23,482)
Net (loss) income	$(364,438)	$1,511,222	$(1,666,201)	$2,900,890

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	153,295	15,028,750	153,295	11,209,289
Basic and diluted net (loss) income per common stock, Class A common stock subject to possible redemption	$(0.08)	$0.08	$(0.38)	$0.20
Basic and diluted weighted average shares outstanding, Class A common stock	4,247,499	—	3,109,478	—
Basic and diluted net (loss) income per common stock, Class A common stock	$(0.08)	$—	$(0.38)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	1	3,593,750	1,138,022	3,474,620
Basic and diluted net (loss) income per common stock, Class B common stock	$(0.08)	$0.08	$(0.38)	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ (Deficit)
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$238,637	$239,061
Conversion of Class B shares to Class A shares	3,593,749	359	(3,593,749)	(359)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(13,047)	(13,047)
Net loss	—	—	—	—	—	—	(1,301,762)	(1,301,762)
Balance as of March 31, 2023 (unaudited)	4,247,499	424	1	—	—	—	(1,076,172)	(1,075,748)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(13,386)	(13,386)
Net loss	—	—	—	—	—	—	(364,438)	(364,438)
Balance as of June 30, 2023 (unaudited)	4,247,499	$424	1	$—	$—	$—	$(1,453,996)	$(1,453,572)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ (Deficit)
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(2,913,095)	(11,240,407)
Net income	—	—	—	—	—	—	1,389,668	1,389,668
Balance as of March 31, 2022 (unaudited)	653,750	65	3,593,750	359	—	—	(1,530,529)	(1,530,105)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(88,337)	(88,337)
Net income	—	—	—	—	—	—	1,511,222	1,511,222
Balance as of June 30, 2022 (unaudited)	653,750	$65	3,593,750	$359	$—	$—	$(107,644)	$(107,220)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,666,201)	$2,900,890
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investment held in Trust Account	(36,253)	(211,819)
Warrant issuance cost	—	125,175
Change in fair value of derivative warrant liabilities	254,731	(3,456,769)
Changes in operating assets and liabilities:
Prepaid expense	7,297	(300,464)
Due from sponsor	—	(3,047)
Accrued costs and expenses	743,367	75,000
Income taxes payable	(417,789)	121,977
Franchise tax payable	(22,200)	—
Due to Related Party	(4,170)	—
Net cash used in operating activities	(1,141,218)	(749,057)
Cash flows from investing activities:
Investment of cash in Trust Account	(10,000)	(146,625,000)
Net cash used in investing activities	(10,000)	(146,625,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	142,312,500
Proceeds from private placement units	—	6,537,500
Proceeds from issuance of promissory note – related party	—	111,800
Proceeds from payment of share subscription receivable	—	2,470
Payment of promissory note – related party	—	(208,563)
Payment of offering costs	—	(411,456)
Redemption of ordinary shares	(132,263)	—
Net cash (used in) provided by financing activities	(132,263)	148,344,251
Net change in cash	(1,283,481)	970,194
Cash, beginning of the period	1,429,804	42,194
Cash, end of the period	$146,323	$1,012,388

Supplemental disclosure of cash flow information:
Income taxes paid	$423,334	$—
The excess of fair value of A.G.P shares that were included in deferred offering costs	$—	$1,972,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company had 12 months from the closing of the IPO to complete the initial Business Combination, except that the Sponsor had two 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below). On December 21, 2022, the Company held a special meeting of stockholders (the “Meeting”) in which the stockholders approved an amendment to the Company’s second amended and restated certification of incorporation to extend the date by which the company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023. The Sponsor may extend the period of time to consummate a Business Combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 24 months to complete a Business Combination (each such three-month period, a “Funded Extension Period”)), so long as the Company deposits an aggregate amount of $1,000 from its working capital into the trust account no later than the 21-month and 24-month anniversary of its IPO for each such extension that the Company determines to implement. The public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods. On August 7, 2023, Relativity announced that it had extended the date by which it has to consummate a Business Combination from August 15, 2023 to November 15, 2023 (the “Combination Period”), which is the first of two Funded Extension Periods. In accordance with the Sponsor’s request and with the Company’s current charter, an aggregate amount of $1,000 from Relativity’s working capital was deposited into the Trust Account on August 3, 2023.

In connection with the stockholders’ vote at the Meeting, 14,221,705 shares were submitted for redemption.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 (per public share) and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

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

On March 2, 2023, Relativity had a hearing before the Panel to appeal the Staff’s delisting determination. After the hearing, the Panel requested additional information from Relativity, which was provided on April 12, 2023. On April 20, 2023, the Panel granted Relativity’s request to continue the listing of its securities on the Nasdaq Capital Market. However, the Panel did not remove the Trading Halt. As of the date of the issuance of these financial statements, the Trading Halt is still in place. There can be no assurance that the Trading Halt will be lifted prior to the Closing of the Business Combination. Further, it is uncertain if Pubco will be able to meet Nasdaq’s initial listing requirements to list its securities on Nasdaq, which is a condition to the closing of the Business Combination.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $146,323 in its operating bank account and a working capital deficit, excluding franchise and income tax payable, net of interest income from trust account, of $745,719.

On August 10, 2023, the Company issued a promissory note to SVES LLC under which SVES LLC agreed to advance to the Company a $300,000 loan for working capital purposes. SVES LLC is expecting the principal amount of $300,000 to be funded under this promissory note soon. The promissory note is non-interest bearing and payable on the Closing. In the event the transactions contemplated by the Business Combination Agreement are not consummated, this promissory note shall be null and void and the Company shall not have any obligation to the payee.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 15, 2023 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, then, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by November 15, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the Securities and Exchange Commission the SEC on March 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Relativity Holdings Inc. and Relativity Purchaser Merger Sub. There has been no intercompany activity since inception.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company has determined the more significant accounting estimates included in the condensed consolidated financial statements is the determination of the fair value of Derivative Financial Instruments as described below.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash of $146,323 and $1,429,804, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investment held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company had $1,718,064 and $1,671,810, respectively, in investments held in the Trust Account that were held in money market funds which are primarily invested in U.S. treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Deferred Offering Costs

Offering costs consist of accounting and legal expenses incurred through the condensed consolidated balance sheet date that are directly related to the IPO, and the excess of the fair value of Class B common stock issued to underwriter over the share subscription receivable. Offering costs will be allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon completion of the IPO, offering costs associated with warrant liabilities were expensed and offering costs associated with the Class A common stock were charged to temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic  820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature (except for the warrant liabilities – see Note 8).

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Net (Loss) Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net (loss) income per Class A share is the same for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

At June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic (loss) income per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended
	June 30,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(12,695)	$1,219,588
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	153,295	15,028,750
Basic and diluted net (loss) income per share	$(0.08)	$0.08

Class A Common Stock
Numerator: Net (loss) income allocable to Class A common stock	$(351,743)	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	—
Basic and diluted net (loss) income per share	$(0.08)	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	$(0)	$291,634
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	1	3,593,750
Basic and diluted net (loss) income per share	$(0.08)	$0.08

	For the Six Months Ended
	June 30,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(58,040)	$2,214,459
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	153,295	11,209,289
Basic and diluted net (loss) income per share	$(0.38)	$0.20

Class A Common Stock
Numerator: Net (loss) income allocable to Class A common stock	$(1,177,291)	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	3,109,478	—
Basic and diluted net (loss) income per share	$(0.38)	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	$(430,870)	$686,431
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	1,138,022	3,474,620
Basic and diluted net (loss) income per share	$(0.38)	$0.20

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.99% and 1.53% for the three months ended June 30, 2023 and 2022, respectively, and 0.33% and 0.80% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 21, 2022, the Company held the Meeting. At the Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 or such earlier date as determined by the Company’s Board of Directors, and to provide for up to two additional three-month extensions beyond August 15, 2023 for the period of time for the Company to consummate an initial Business Combination. In connection with the Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders and approximately $1.6 million remains in the Trust Account. Following redemptions, the Company has 153,295 Public Shares outstanding as of June 30, 2023 and December 31, 2022.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

All of the 14,375,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

In connection with the stockholders’ vote at the Meeting, 14,221,705 shares were submitted for redemption.

Accordingly, at June 30, 2023 and December 31, 2022, 153,295 shares of common stock subject to possible redemption are presented at redemption value of $11.09 and $11.78 per share, as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets, respectively.

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

As of June 30, 2023 and December 31 2023, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Redemptions	(146,413,246)
Plus:
Remeasurement of carrying value to redemption value	12,834,467
Common stock subject to possible redemption, December 31, 2022	1,805,814
Less:
Redemptions	(132,263)
Plus:
Remeasurement of carrying value to redemption value	13,047
Common stock subject to possible redemption, March 31, 2023	1,686,598
Plus:
Remeasurement of carrying value to redemption value	13,386
Common stock subject to possible redemption, June 30, 2023	$1,699,984

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

On February 27, 2023, the Company issued an aggregate of 3,593,749 shares of Class A common stock to the sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of the Class B common stock, upon the conversion of an equal number of shares of Class B common stock. These shares of class A common stock are subject to the same restrictions as applied to the Class B common stock before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the initial public offering. Following the conversion, the sponsor was the beneficial owner of 3,033,905 shares of Class A common stock and one share of Class B common stock. The sponsor then transferred 533,525 shares of Class A common stock to certain members of the sponsor. Subsequent to those transfers, the sponsor holds 2,500,380 shares of Class A common stock and one share of Class B common stock, as well as 653,750 shares of Class A common stock underlying private placement units, which units were acquired by the sponsor in connection with the Company’s initial public offering.

Following the redemptions and the conversion of Class B common stock into shares of Class A common stock, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock and one share of Class B Common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by the sponsor.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000 of administrative service fees, respectively. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $45,000 of administrative service fees, respectively, all of which were fully paid.

Due to Related Party

At June 30, 2023 and December 31, 2022, the Company had $889 and $5,059 due to a related party, respectively.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance that is due on demand. At June 30, 2023 and December 31, 2022, $3,047 is included in due from sponsor in the accompanying condensed consolidated balance sheets.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Units, the Private Placement Warrants and the shares of Class A common stock underlying the Private Placement Warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement that was signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the IPO forms a part and may not exercise their demand rights on more than one occasion.

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

The fair value of Class B common stock sold to A.G.P. was $1,974,868. The Company accounted for $1,972,398 of the excess of the fair value of Class B common stock issued to underwriters over the share subscription receivable as an offering cost of the IPO and allocated between the warrants, equity and temporary equity based on the relative fair values.

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

Business Combination Agreement

On February 13, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) the Company (ii) Relativity Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Relativity (“Pubco”), (iii) Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (the “Merger Sub”), (iv) SVES GO, LLC, a Florida limited liability company, SVES LLC, a Florida limited liability company, SVES CP LLC, a Florida limited liability company and SVES Apparel LLC, a Florida limited liability company (collectively, the “Operating Companies” or “SVES”), (v) SVGO LLC, ESGO LLC, SV Apparel LLC, and ES Business Consulting LLC (each a “Seller”), (vi) Timothy J. Fullum and Salomon Murciano (the “SVES Founders”), (vii) the Sponsor and (viii) Timothy J. Fullum. SVES is a key intermediary connecting full-price fashion brands with off-price retailers that are able to sell inventory that would otherwise be sold or disposed of by full-price brands at a significant loss. At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), in accordance with the DGCL, (a) the Merger Sub will merge with and into the Company, with the Company surviving the Business Combination as a wholly-owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interest in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $632,000,000, to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of the Company will be converted into one Pubco public warrant and each private warrant of the Company will be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Company warrants, except that in each case they will represent the right to acquire shares of Pubco common stock in lieu of shares of Class A common stock.

On April 19, 2023, the Company, the Purchaser Representative and the Seller Representative entered into the Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”) pursuant to which the parties amended the Business Combination Agreement, as amended, in order (i) to extend the date by which the Seller Representative is required to deliver Audited Company Financials to the Company from April 7, 2023 to May 1, 2023, (ii) to extend the period of time in which the Company may conduct additional due diligence on SVES (the “Due Diligence Period”) from 5:00 p.m. on April 7, 2023 to 5:00 p.m. May 1, 2023 and (iii) in connection with the transactions contemplated by the Business Combination Agreement, to permit the Company, subject to receiving any required consent from the holders of Public Warrants, to convert the Public Warrants into Class A common stock in a manner and amount to be specified in the Proxy Statement and approved by the Seller Representative, which Class A common stock would be converted automatically into the right to receive one share of Pubco common stock at the Closing.

On August 11, 2023, the parties entered into a Third Amendment to the Business Combination Agreement, pursuant to which the parties amended the Business Combination Agreement in order to, among other things, (i) extend the Due Diligence Period and the date of the required delivery of disclosure schedules to August 31, 2023, (ii) provide for a proposal in the proxy statement for the purpose of soliciting proxies from Company stockholders in connection with the Business Combination (as amended, the “Proxy Statement”) to approve an amendment to the Company’s current charter to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of the Company’s public shares in connection with the Business Combination, and to further amend the closing condition in the Business Combination Agreement such that the Company would not be required to retain at least $5,000,001 of net tangible assets following the redemption of public shares in the event such proposal is approved, and (iii) extend the date by which all conditions to Closing must be satisfactorily performed or waived “(Outside Date”) to February 15, 2024.

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers and other similar sources to determine the fair value of its investments in the Mutual Fund.

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,718,064	$1,718,064	$—	$—
Liabilities:
Public Warrants	$677,062	$—	$677,062	$—
Private Warrants	30,791	—	—	30,791
Warrant Liabilities	$707,853	$—	$677,062	$30,791

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,671,810	$1,671,810	$—	$—
Liabilities:
Public Warrants	$432,688	$—	$432,688	$—
Private Warrants	20,434	—	—	20,434
Warrant Liabilities	$453,122	$—	$432,688	$20,434

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from during the three and six months ended June 30, 2023 and 2022.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. On December 31, 2022 and June 30, 2023, the Public Warrants were reclassified to Level 2 as no trading activity took place on the reporting dates. The estimated fair value of the Private Placement Warrants at June 30, 2023 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022 and June 30, 2023:

	December 31, 2022	June 30, 2023
Strike price	$12.65	$11.50
Share price	$10.00	$12.28
Volatility	7.20%	0.00%
Risk-free rate	4.73%	5.38%
Expected term (years)	0.96	1.04

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2023 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	10,357
Warrant liabilities at March 31, 2023	30,791
Change in fair value of warrant liabilities	—
Warrant liabilities at June 30, 2023	$30,791

Note 8 — Warrant Liability

As of June 30, 2023 and December 31, 2022, there were 15,028,750 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

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

Note 9 — Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,247,499 and 653,750 shares of Class A common stock issued or outstanding, respectively, excluding 153,295 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1 and 3,593,750 shares of Class B common stock issued and outstanding, respectively, of which 468,750 shares had been subject to forfeiture to the extent that the underwriters’ over-allotment option had not been exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

On February 27, 2023, the Company issued an aggregate of 3,593,749 shares of its Class A common stock, par value $0.0001 per share, to the Sponsor, A.G.P./Alliance Global Partners, George Syllantavos and Anastasios Chrysostomidis, the holders of the Company’s Class B common stock, par value $0.0001 per share, upon the conversion of an equal number of shares of Class B Common Stock (the “Conversion”). The 3,593,749 shares of Class A Common Stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Common Stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. Following the Conversion, there are 4,400,794 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on this review, besides the event below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On August 7, 2023, the Company announced that it had extended the date by which it has to consummate a Business Combination from August 15, 2023 to November 15, 2023, which is the first of two Funded Extension Periods. In accordance with the Sponsor’s request and with the Company’s current charter, an aggregate amount of $1,000 from Relativity’s working capital was deposited into the Trust Account on August 3, 2023 (see Note 1).

On August 10, 2023, the Company issued a promissory note to SVES LLC under which SVES LLC agreed to extend to the Company $300,000 for working capital purposes. SVES LLC is expecting the principal amount of $300,000 to be funded under this promissory note soon. The promissory note is non-interest bearing and payable on the Closing. In the event the transactions contemplated by the Business Combination Agreement are not consummated, this promissory note shall be null and void and the Company shall not have any obligation to the payee.

On August 11, 2023, the parties entered into a Third Amendment to the Business Combination Agreement, pursuant to which the parties amended the Business Combination Agreement in order to, among other things, (i) extend the Due Diligence Period and the date of the required delivery of disclosure schedules to August 31, 2023, (ii) provide for a proposal in the Proxy Statement to approve an amendment to the Company’s current charter to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of the Company’s public shares in connection with the Business Combination, and to further amend the closing condition in the Business Combination Agreement such that the Company would not be required to retain at least $5,000,001 of net tangible assets following the redemption of public shares in the event such proposal is approved, and (iii) extend the Outside Date to February 15, 2024.

On August 11, 2023, the Company entered into an indemnity agreement with Pubco, the SVES Founders and the Purchaser Representative pursuant to which, among other things, the parties amended the Business Combination Agreement in order to provide for indemnification of the Company, Pubco, the Purchaser Representative and the Operating Companies by the SVES Founders in the event Pubco or an Operating Company or any of their representatives is determined to be liable for certain U.S. federal income tax liabilities for tax periods prior to the Closing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 2, 2023, Relativity had a hearing before the Panel to appeal the Staff’s delisting determination. After the hearing, the Panel requested additional information from Relativity, which was provided on April 12, 2023. On April 20, 2023, the Panel granted Relativity’s request to continue the listing of its securities on the Nasdaq Capital Market. However, the Panel did not remove the Trading Halt. As of the date of this proxy statement/prospectus, the Trading Halt is still in place. At this juncture, Relativity has not received any indication from Nasdaq as to if or when the Trading Halt will be lifted. There can be no assurance that the Trading Halt will be lifted prior to the Closing of the Business Combination. Further, it is uncertain if Pubco will be able to meet Nasdaq’s initial listing requirements to list its securities on Nasdaq, which is a condition to the closing of the Business Combination.

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

On August 11, 2023, the parties entered into a Third Amendment to the Business Combination Agreement, pursuant to which the parties amended the Business Combination Agreement in order to, among other things, (i) extend the Due Diligence Period and the date of the required delivery of disclosure schedules to August 31, 2023, (ii) provide for a proposal in the Proxy Statement to approve an amendment to the Company’s current charter to eliminate the requirement that the Company retain at least $5,000,001 of net tangible assets following the redemption of the Company’s public shares in connection with the Business Combination, and to further amend the closing condition in the Business Combination Agreement such that the Company would not be required to retain at least $5,000,001 of net tangible assets following the redemption of public shares in the event such proposal is approved, and (iii) extend the Outside Date to February 15, 2024.

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2023, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended June 30, 2023, we had net loss of $364,438, which consists of formation and operating costs of $381,123 and provision for income taxes of $3,559, offset by income from investment in trust account of $20,244.

For the six months ended June 30, 2023, we had net loss of $1,666,201, which consists of change in fair value of warrant liability of $254,731, provision for income taxes of $5,545 and formation and operating costs of $1,442,178, offset by income from investment in trust account of $36,253.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $146,323 in its operating bank account and working capital deficit, excluding franchise and income tax payable, net of interest income from trust account, of $745,719.

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

Following the closing of our initial public offering, $146,625,000.00 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement units was placed in the trust account maintained by Continental, as trustee. In connection with our Special Meeting held on December 21, 2022, stockholders holding 14,221,705 public shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $146 million (approximately $10.29 per public share) was removed from the trust account to pay such holders. As of June 30, 2023 and December 31, 2022, approximately $1,718,064 and $1,671,810 remained in the trust account.

In connection with the redemptions of public shares, a total of $133,689 was deducted from our trust account in order to pay taxes prior to the Special Meeting, which amount had later been determined to be withheld in excess and should be returned to the public stockholders. As such, a portion of this rebate was sent to the financial institutions that had submitted share redemptions on behalf of their investor clients ahead of the Special Meeting and the balance to the trust account. The redemption rebate payments total $132,263 ($0.00930008 per redeemed share), with $1,426 returned to the trust account.

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

Further, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the Working Capital Loans, but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At June 30, 2023 and December 31, 2022, no such working capital loans were outstanding.

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

Accordingly, as of June 30, 2023, 153,295 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against accumulated deficit.

In connection with the Meeting on December 21, 2022, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.29 per public share). Following the redemptions, as of June 30, 2023 and December 31, 2022, there were a total of 4,400,794 and 807,045 shares of Class A common stock were outstanding, respectively. Following the conversion of Class B common stock into shares of Class A common stock on February 27, 2023, and subsequent transactions, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by our sponsor.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the February 14, 2022, (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2023, and (iii) its Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022 and May 15, 2023, respectively.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit

2.1***	Third Amendment to Business Combination Agreement, dated August 11, 2023, by and among the Company, Purchaser Representative and the Seller Representative.
2.2*	Promissory Note, dated August 9, 2023, by and among the Company and SVES LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2023.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)