Form 10-Q
period 2023-09-30
Relativity Acquisition Corp
filed 2023-11-20
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 4,400,794 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Control and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

PART III

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$25,939	$1,429,804
Prepaid expense	30,214	55,389
Due from sponsor	3,047	3,047
Total current assets	59,200	1,488,240
Investments held in Trust Account	1,723,615	1,671,810
Total Assets	$1,782,815	$3,160,050

Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Due to related party	$889	$5,059
Accrued costs and expenses	1,462,143	201,656
Income tax payable	—	423,338
Franchise tax payable	14,300	32,000
Total current liabilities	1,477,332	662,053
Warrant liabilities	707,853	453,122
Total Liabilities	2,185,185	1,115,175

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 153,295 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, at a redemption value of $11.13 and $11.78 per share, respectively (Note 3)	1,706,584	1,805,814

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 and 653,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 153,295 shares subject to possible redemption as of September 30, 2023 and December 31, 2022)	424	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,593,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	359
Additional paid-in capital	—	—
Share subscription receivable		—
(Accumulated deficit) retained earnings	(2,109,378)	238,637
Total Stockholder’s (Deficit) Equity	(2,108,954)	239,061
Total Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity	$1,782,815	$3,160,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$667,382	255,500	2,109,560	874,541
Loss from operations	(667,382)	(255,500)	(2,109,560)	(874,541)

Other income (expense):
Change in fair value of warrant liabilities	—	450,823	(254,731)	3,907,592
Interest income on investments held in Trust Account	22,354	661,801	58,608	873,620
Warrant issuance cost	—	—	—	(125,175)
Total other income (expense), net	22,354	1,112,624	(196,123)	4,656,037

(Loss) income before provision for income taxes	(645,028)	857,124	(2,305,683)	3,781,496
Provision for income taxes	(3,754)	(128,478)	(9,299)	(151,960)
Net (loss) income	$(648,782)	728,646	(2,314,982)	3,629,536

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	153,295	15,028,750	153,295	12,496,433
Basic and diluted net (loss) income per common stock, Class A common stock subject to possible redemption	$(0.15)	0.04	(0.53)	0.23
Basic and diluted weighted average shares outstanding, Class A common stock	4,247,499	—	3,494,397	—
Basic and diluted net (loss) income per common stock, Class A common stock	$(0.15)	—	(0.53)	—
Basic and diluted weighted average shares outstanding, Class B common stock	1	3,593,750	753,103	3,593,750
Basic and diluted net (loss) income per common stock, Class B common stock	$(0.15)	0.04	(0.53)	0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ (Deficit)
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$238,637	$239,061
Conversion of Class B shares to Class A shares	3,593,749	359	(3,593,749)	(359)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(13,047)	(13,047)
Net loss	—	—	—	—	—	—	(1,301,762)	(1,301,762)
Balance as of March 31, 2023 (unaudited)	4,247,499	424	1	—	—	—	(1,076,172)	(1,075,748)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(13,386)	(13,386)
Net loss	—	—	—	—	—	—	(364,438)	(364,438)
Balance as of June 30, 2023 (unaudited)	4,247,499	424	1	—	—	—	(1,453,996)	(1,453,572)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(6,600)	(6,600)
Net loss	—	—	—	—	—	—	(648,782)	(648,782)
Balance as of September 30, 2023 (unaudited)	4,247,499	$424	1	$—	$—	$—	$(2,109,378)	(2,108,954)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ (Deficit)
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(2,913,095)	(11,240,407)
Net income	—	—	—	—	—	—	1,389,668	1,389,668
Balance as of March 31, 2022 (unaudited)	653,750	65	3,593,750	359	—	—	(1,530,529)	(1,530,105)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(88,337)	(88,337)
Net income	—	—	—	—	—	—	1,511,222	1,511,222
Balance as of June 30, 2022 (unaudited)	653,750	65	3,593,750	359	—	—	(107,644)	(107,220)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(483,323)	(483,323)
Net income	—	—	—	—	—	—	728,646	728,646
Balance as of September 30, 2022 (unaudited)	653,750	$65	3,593,750	$359	$—	$—	$137,679	$138,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,314,982)	$3,629,536
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(58,608)	(873,620)
Warrant issuance cost	—	125,175
Change in fair value of warrant liabilities	254,731	(3,907,592)
Changes in operating assets and liabilities:
Prepaid expense	25,175	(175,337)
Due from sponsor	—	(3,047)
Accrued costs and expenses	1,260,487	75,000
Income taxes payable	(423,338)	300,455
Franchise tax payable	(17,700)	—
Due to related party	(4,170)	5,059
Net cash used in operating activities	(1,278,405)	(824,371)
Cash flows from investing activities:
Investment of cash in Trust Account, net	6,803	(146,625,000)
Net cash provided by (used in) investing activities	6,803	(146,625,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	142,312,500
Proceeds from private placement units	—	6,537,500
Proceeds from issuance of promissory note – related party	—	111,800
Proceeds from payment of share subscription receivable	—	2,470
Payment of promissory note – related party	—	(208,563)
Payment of offering costs	—	(411,456)
Redemption of ordinary shares	(132,263)	—
Net cash (used in) provided by financing activities	(132,263)	148,344,251
Net change in cash	(1,403,865)	894,880
Cash, beginning of the period	1,429,804	42,194
Cash, end of the period	$25,939	$937,074

Supplemental disclosure of cash flow information:
Income taxes paid	$440,137	$—
The excess of fair value of A.G.P. shares that were included in deferred offering costs	$—	$1,972,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A common stock is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company had 12 months from the closing of the IPO to complete the initial Business Combination, except that the Sponsor had two 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below). On December 21, 2022, the Company held a special meeting of stockholders (the “Meeting”) in which the stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023, by which is was required to pay $10,000 in the Trust Account. The Sponsor was permitted to extend the period of time to consummate a Business Combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 24 months to complete a Business Combination (each such three-month period, a “Funded Extension Period”)), so long as the Company deposited an aggregate amount of $1,000 from its working capital into the trust account no later than the 21-month and 24-month anniversary of its IPO for each such extension that the Company determines to implement. The public stockholders were not entitled to vote or redeem their shares in connection with any Funded Extension Periods. On August 7, 2023,the Company announced that it had extended the date by which it has to consummate a Business Combination from August 15, 2023 to November 15, 2023, which is the first of two Funded Extension Periods. On November 9, 2023, the Company announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024 (the “Combination Period”). In accordance with the Sponsor’s request and with the Company’s current charter, an aggregate amount of $1,000 from Relativity’s working capital was deposited into the Trust Account on August 3, 2023 and November 9, 2023, respectively.

In connection with the stockholders’ vote at the Meeting, 14,221,705 shares were submitted for redemption. In connection with the redemptions of public shares, a total of $133,689 was withdrawn from the Company’s trust account in order to pay taxes prior to the Special Meeting, which amount had later been determined to be withheld in excess and should be returned to the public stockholders. As such, a portion of this rebate was sent to the financial institutions that had submitted share redemptions on behalf of their investor clients ahead of the Special Meeting and the balance to the trust account. The redemption rebate payments total $132,263 ($0.00930008 per redeemed share), with $1,426 returned to the trust account.

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

On January 12, 2023, the Company received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Letter stated that the Company did not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Letter also indicated that the Staff had concerns that the Company might no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding. Additionally, the Letter indicated that, while companies are normally afforded compliance periods or the ability to submit a plan of compliance in order to be granted time to regain compliance, the Staff had determined to apply a more stringent criteria as permitted under Nasdaq Listing Rule 5101 to delist the Company’s securities from The Nasdaq Global Market. As a result, the Letter indicated that the Staff had determined to delist the Company’s securities from The Nasdaq Global Market. The Staff’s determination was based on the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission (the “SEC”) on December 28, 2022, in which the Company disclosed that holders of 14,221,705 shares of Class A common stock exercised their redemption rights in connection with a special meeting of stockholders held on December 21, 2022.

In addition, on January 11, 2023, the Staff determined to halt trading in the Company’s securities (the “Trading Halt”). The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination. A hearing request stays any suspension or delisting of the Company’s securities, and the Company’s securities continued to be listed on The Nasdaq Global Market until the hearing process concluded and the Panel issued a written decision following the hearing. At this juncture, the Company is unable to provide assurance as to if and when the trading halt will be released.

On March 2, 2023, Relativity had a hearing before the Panel to appeal the Staff’s delisting determination. After the hearing, the Panel requested additional information from Relativity, which was provided on April 12, 2023. On April 20, 2023, the Panel granted Relativity’s request to continue the listing of its securities on the Nasdaq Capital Market. However, the Panel did not remove the Trading Halt. As of the date of the issuance of these unaudited condensed consolidated financial statements, the Trading Halt is still in place. There can be no assurance that the Trading Halt will be lifted prior to the Closing of the Business Combination.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $25,939 in its operating bank account and a working capital deficit of $1,418,132.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 15, 2024 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by February 15, 2024. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Relativity Holdings Inc. There has been no intercompany activity since inception.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $25,939 and $1,429,804, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investment Held in Trust Account

As of September 30, 2023 and December 31, 2022, the Company had $1,723,615 and $1,671,810, respectively, in investments held in the Trust Account that were held in money market funds which are primarily invested in U.S. treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net (Loss) Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net (loss) income per Class A share is the same for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

At September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic (loss) income per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended
	September 30,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(22,599)	$588,033
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	153,295	15,028,750
Basic and diluted net (loss) income per share	$(0.15)	$0.04

Class A Common Stock
Numerator: Net (loss) income allocable to Class A common stock	$(626,183)	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	—
Basic and diluted net (loss) income per share	$(0.15)	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	$(0)	$140,613
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	3,593,750
Basic and diluted net (loss) income per share	$(0.15)	$0.04

	For the Nine Months Ended
	September 30,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(80,639)	$2,832,783
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	153,295	12,496,433
Basic and diluted net (loss) income per share	$(0.53)	$0.23

Class A Common Stock
Numerator: Net (loss) income allocable to Class A common stock	$(1,838,183)	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	3,494,397	—
Basic and diluted net (loss) income per share	$(0.53)	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	$(396,160)	$796,753
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	753,103	3,593,750
Basic and diluted net (loss) income per share	$(0.53)	$0.23

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.30% and 14.99% for the three months ended September 30, 2023 and 2022, respectively, and 0.30% and 4.02% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On December 21, 2022, the Company held the Meeting. At the Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 or such earlier date as determined by the Company’s Board of Directors, and to provide for up to two additional three-month extensions beyond August 15, 2023 for the period of time for the Company to consummate an initial Business Combination. In connection with the Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders and approximately $1.6 million remained in the Trust Account. Following redemptions, the Company has 153,295 Public Shares outstanding as of September 30, 2023 and December 31, 2022.

Concentration of Credit Risk

The Company had significant cash balances at financial institutions which throughout the year regularly exceeded the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Accordingly, at September 30, 2023 and December 31, 2022, 153,295 shares of common stock subject to possible redemption are presented at redemption value of $11.13 and $11.78 per share, as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets, respectively.

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

As of September 30, 2023 and December 31 2023, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Redemptions	(146,413,246)
Plus:
Remeasurement of carrying value to redemption value	12,834,467
Common stock subject to possible redemption, December 31, 2022	1,805,814
Less:
Redemptions	(132,263)
Plus:
Remeasurement of carrying value to redemption value	13,047
Common stock subject to possible redemption, March 31, 2023	1,686,598
Plus:
Remeasurement of carrying value to redemption value	13,386
Common stock subject to possible redemption, June 30, 2023	$1,699,984
Plus:
Remeasurement of carrying value to redemption value	6,600
Common stock subject to possible redemption, September 30, 2023	$1,706,584

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000 of administrative service fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $75,000 of administrative service fees, respectively, $30,000 of which were fully paid. As of September 30, 2023 and December 31, 2022, payables related to the administrative service fee amounted to $0 and $0.

Due to Related Party

At September 30, 2023 and December 31, 2022, the Company had $889 and $5,059 due to a related party, respectively.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At September 30, 2023 and December 31, 2022, $3,047 is included in due from sponsor in the accompanying condensed consolidated balance sheets.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Units, the Private Placement Warrant, and the shares of Class A common stock underlying the Private Placement Warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement that was signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the IPO forms a part and may not exercise their demand rights on more than one occasion.

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

The fair value of Class B common stock sold to A.G.P. was $1,974,868. The Company accounted for $1,972,398 of the excess of the fair value of Class B common stock issued to underwriters over the share subscription receivable as an offering cost of the IPO and allocated such amount between the warrants, equity and temporary equity based on the relative fair values.

On February 15, 2022, the Company paid cash underwriting commissions of $1,437,500 to the underwriters.

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination.

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

Promissory Note with SVES

  On August 10, 2023, the Company issued a promissory note to SVES LLC under which SVES LLC agreed to extend to the Company $300,000 for working capital purposes. The promissory note is non-interest bearing and payable on the Closing. In the event the transactions contemplated by the Business Combination Agreement are not consummated, this promissory note shall be null and void and the Company shall not have any obligation to the payee. As of September 30, 2023, SVES LLC had funded $0 on the promissory note.

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,723,615	$1,723,615	$—	$—
Liabilities:
Public Warrants	$677,062	$—	$677,062	$—
Private Warrants	30,791	—	—	30,791
Warrant Liabilities	$707,853	$—	$677,062	$30,791

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,671,810	$1,671,810	$—	$—
Liabilities:
Public Warrants	$432,688	$—	$432,688	$—
Private Warrants	20,434	—	—	20,434
Warrant Liabilities	$453,122	$—	$432,688	$20,434

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from during the three and nine months ended September 30, 2023 and 2022.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. On December 31, 2022 and September 30, 2023, the Public Warrants were reclassified to Level 2 as no trading activity took place on the reporting dates. The estimated fair value of the Private Placement Warrants at September 30, 2023 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Strike price	$12.28	$12.65
Share price	$10.00	$10.00
Volatility	—%	7.20%
Risk-free rate	5.47%	4.73%
Expected term (years)	0.91	0.96

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2023 and 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	10,357
Warrant liabilities at March 31, 2023	30,791
Change in fair value of warrant liabilities	—
Warrant liabilities at June 30, 2023	30,791
Change in fair value of warrant liabilities	—
Warrant liabilities at September 30, 2023	$30,791

Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(1,894,764)
Warrant liabilities at March 31, 2023	2,915,124
Change in fair value of warrant liabilities	(1,562,005)
Transfer to Level 2	(1,293,750)
Warrant liabilities at June 30, 2023	59,369
Change in fair value of warrant liabilities	(19,573)
Warrant liabilities at September 30, 2023	$39,796

Note 8 — Warrant Liability

As of September 30, 2023 and December 31, 2022, there were 15,028,750 warrants outstanding, respectively. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

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

Note 9 — Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 4,247,499 and 653,750 shares of Class A common stock issued or outstanding, respectively, excluding 153,295 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1 and 3,593,750 shares of Class B common stock issued and outstanding, respectively. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on this review, besides the event below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

 On November 9, 2023, Relativity announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024.

On November 19, 2023, SVES LLC funded approximately $16,000 on the promissory note.

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

On January 12, 2023, we received a determination letter (the “Determination Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the continued listing requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Determination Letter stated that the Company did not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Determination Letter also indicated that the Staff had concerns that the Company might no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of shareholder redemptions and low number of shares remaining outstanding.

On March 2, 2023, Relativity had a hearing before the Panel to appeal the Staff’s delisting determination. After the hearing, the Panel requested additional information from Relativity, which was provided on April 12, 2023. On April 20, 2023, the Panel granted Relativity’s request to continue the listing of its securities on the Nasdaq Capital Market. However, the Panel did not remove the Trading Halt. As of the date of the issuance of these unaudited condensed consolidated financial statements, the Trading Halt is still in place. At this juncture, Relativity has not received any indication from Nasdaq as to if or when the Trading Halt will be lifted. There can be no assurance that the Trading Halt will be lifted prior to the Closing of the Business Combination. Further, it is uncertain if Pubco will be able to meet Nasdaq’s initial listing requirements to list its securities on Nasdaq, which is a condition to the closing of the Business Combination.

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

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2023, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended September 30, 2023, we had net loss of $648,782, which consists of formation and operating costs of $667,382, provision for income taxes of $3,754, offset by income from investment in trust account of $22,354.

For the nine months ended September 30, 2023, we had net loss of $2,314,982, which consists of a decrease in the fair value of warrant liability of $254,731, provision for income taxes of $9,299 and formation and operating costs of $2,109,560, offset by income from investment in trust account of $58,608.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $25,939 in its operating bank account and a working capital deficit of $1,418,132.

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

Following the closing of our initial public offering, $146,625,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement units was placed in the trust account maintained by Continental, as trustee. In connection with our Special Meeting held on December 21, 2022, stockholders holding 14,221,705 public shares exercised their right to redeem such shares for a pro rata portion of the funds in our trust account. As a result, approximately $146 million (approximately $10.29 per public share) was removed from the trust account to pay such holders. As of September 30, 2023 and December 31, 2022, approximately $1,723,615 and $1,671,810 remained in the trust account.

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

Further, our sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the Working Capital Loans, but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. At September 30, 2023 and December 31, 2022, no such working capital loans were outstanding.

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

Accordingly, as of September 30, 2023, 153,295 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against accumulated deficit.

In connection with the Special Meeting on December 21, 2022, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.29 per public share). Following the redemptions, as of September 30, 2023 and December 31, 2022, there were a total of 4,400,794 and 807,045 shares of Class A common stock were outstanding, respectively. Following the conversion of Class B common stock into shares of Class A common stock on February 27, 2023, and subsequent transactions, there are currently 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by our sponsor.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the February 14, 2022, (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2023, and (iii) its Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023 and August 14, 2023, respectively.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate the Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to consummate the Business Combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022, commencing in 2023, a 1% U.S. federal excise tax (the “Excise Tax”) is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The Excise Tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the Excise Tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the Excise Tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with an extension of the Combination Period may subject us to the Excise Tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the Combination Period is approved by our stockholders and such extension is implemented by the board of directors.

If the deadline for us to complete a business combination (currently February 15, 2024) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the Excise Tax. The extent to which we would be subject to the Excise Tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), (iii) if we fail to timely consummate a business combination and liquidate in a taxable year  subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the Excise Tax remain to be determined. Any Excise Tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a business combination and could affect our ability to complete a business combination.

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

RELATIVITY ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)