Form 10-K
period 2023-12-31
Relativity Acquisition Corp
filed 2024-09-26
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on January 11, 2023, the last day the Class A Common Stock traded prior to the Trading Halt (as defined in the Report), as reported on the Nasdaq Stock Market LLC was $1,882,462.60.

As of September 26, 2024 there were 4,310,740 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the Company has until February 15, 2025 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date (as further described below – Initial Business Combination);

●	our ability to complete our initial Business Combination(as defined below);

●	our expectations around the performance of the prospective target business or businesses (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Stockholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if necessary;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading is uncertain, as it is unknown when the Trading Halt (as defined below) issued pursuant to the Determination Letter (as defined below) will be lifted;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on March 31, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

●	“2022 Special Meeting” are to our special meeting of stockholders held on December 21, 2022;

●	“2023 Annual Meeting” are to our annual meeting of stockholders held on December 22, 2023;

●	“2024 Special Meeting” are to our special meeting of stockholders held on February 13, 2024;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 10, 2022, we entered into with an affiliate of our Sponsor;

●	“A.G.P.” are to A.G.P./Alliance Global Partners, as representative of the underwriters of our Initial Public Offering (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors,” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 10, 2022, we entered into with A.G.P.

●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the 36-month period (from the closing of the Initial Public Offering to February 15, 2025), or such earlier date as determined by our Board, as extended by the Second Extension (as defined below), unless further extended pursuant to the Second Amended and Restated Charter (as defined below) consistent with applicable laws, regulations and stock exchange rules, that we have to consummate an initial Business Combination if all deposits into the Trust Account are made under the Second Extension Promissory Note (as defined below);

●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

●	“Company,” “our,” “we,” or “us” are to Relativity Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Determination Letter” are to the letter we received from the Listing Qualifications Staff of Nasdaq (as defined below) on January 12, 2023, notifying us of the Trading Halt given that we no longer complied with the requirements (i) Listing Rule 5450(b)(2)(B), requiring a minimum of $50 million Market Value of Listed Securities; (ii) Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares; and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2023 to February 15, 2023, including the Funded Extension Periods (as defined below), as approved by our stockholders at the 2022 Special Meeting.

●	“Founder Share Conversion” are to the 3,593,749 shares of Class A Common Stock issued on February 27, 2023 to the Sponsor (as defined below), A.G.P., George Syllantavos and Anastasios Chrysostomidis, upon the conversion of an equal number of shares of Class B Common Stock held as Founder Shares;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor and other Initial Stockholders and the shares of Class A Common Stock that (i) will be issued upon conversion of the Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;

●	“Funded Extension Period” are to each additional three-month period in the First Extension that the Sponsor could extend the period of time to consummate a Business Combination for up to two times beyond August 15, 2023 without stockholder approval (for a total of up to 24 months from the closing of the Initial Public Offering to complete a Business Combination) subject to our deposit of an aggregate of $1,000 from our working capital into the Trust Account for each three-month period;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to our initial public offering that was consummated on February 15, 2022;

●	“Initial Stockholders” are to our Sponsor, A.G.P. and any other holders of our Founder Shares prior to our Initial Public Offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured amended and restated promissory note in the aggregate principal amount of $300,000 issued to our Sponsor on September 30, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 13, 2022, as amended, and declared effective on February 10, 2022 (File No. 333-262156);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated February 10, 2022, we entered into with our Initial Stockholders, and our officers and directors ;

●	“Management” or our “Management Team” are to our executive officers and directors;

“Merger Sub” are to Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (as defined below);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the Private Placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Shares” are to the shares of our Class A Common Stock included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units (as defined below) sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;

●	“Private Placement Warrants” are to the warrants underlying the Private Placement Units issued to our Sponsor in the Private Placement, which Private Placement Warrants are identical to the Public Warrants sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;

●	“Pubco” are to Relativity Holdings Inc., a Delaware corporation and our wholly-owned subsidiary;

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or members of our Management Team hold Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market) and to the Private Placement Warrants if held by third parties other than our Initial Stockholders in each case, following the consummation of our initial Business Combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 10, 2022, we entered into with our Initial Stockholders;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Amended and Restated Charter” are to our Second Amended and Restated Certificate of Incorporation, as amended and currently in effect;

●	“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2023 to February 15, 2024 (or such earlier date as determined by our Board), as approved by our stockholders at the 2024 Special Meeting and in accordance with the terms of the Second Extension Promissory Note;

●	“Second Extension Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $42,498 issued to SVES LLC on February 13, 2024 in connection with the Second Extension;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Relativity Acquisition Sponsor LLC, a Delaware limited liability company;

v

●	“Trading Halt” are to the Nasdaq staff’s determination on January 11, 2023, to halt trading in our securities pursuant to the Determination Letter.

●	“Trust Account” are to the U.S.-based trust account in which an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement Amendment” are to an amendment to the Investment Management Trust Agreement, dated as of February 10, 2022, we entered into with Continental, as trustee of the Trust Account, permitting Continental to invest funds from the Trust Account in an interest-bearing demand deposit account, as approved by our stockholders at the 2024 Special Meeting;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting our initial Business Combination.

While we have focused on targets in the legalized cannabis industry, we have also actively explored Business Combination targets in other businesses, industries or geographical locations, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management. On February 13, 2023, we entered into the SVES Business Combination Agreement, as more fully disclosed under “SVES Business Combination” below. On May 14, 2024 the SVES Business Combination was mutually terminated.

Initial Public Offering

On February 15, 2022, we consummated our Initial Public Offering of 14,375,000 Units. Each Unit consists of one Public Share and one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 653,750 Private Placement Units to our Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,537,500.

A total of $146,625,000, including $143,750,000 of the proceeds from the Initial Public Offering and $2,875,000 of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee, at the consummation of the Initial Public Offering.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Tarek K. Tabsh, our Chief Executive Officer, and Steven Berg, our Chief Financial Officer. We must complete our initial Business Combination during the Combination Period. If our initial Business Combination is not consummated during the Combination Period, unless we seek further extension of the Combination Period, consistent with applicable laws, regulations and stock exchange rules, then our existence will terminate, and we will distribute all amounts in the Trust Account.

SVES Business Combination

On February 13, 2023, we entered into the SVES Business Combination Agreement by and among the SVES Business Combination Parties. On March 20, 2023, the SVES Business Combination Parties entered into the SVES Business Combination Agreement Amendment, to extend the date to conduct additional due diligence on the Target Companies (as defined below) from 5:00 p.m. on March 15, 2023 to 5:00 p.m. on April 7, 2023, which was subsequently extended until May 1, 2023, pursuant to the SVES Business Combination Agreement Second Amendment entered.

On August 11, 2023, the SVES Business Combination Parties entered into the SVES Business Combination Agreement Third Amendment, which amended the SVES Business Combination Agreement to, among other things, (i) extend the Due Diligence Period and the date of the required delivery of disclosure schedules to August 31, 2023, (ii) provide for the Redemption Limitation Amendment Proposal in the SVES Registration Statement to approve an amendment to our Second Amended and Restated Charter to eliminate the requirement that we retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with the Business Combination, and to further amend the closing condition in the SVES Business Combination such that we would not be required to retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in the event the Redemption Limitation Amendment Proposal is approved, and (iii) extend the Outside Date (as defined below) to February 15, 2024, which was subsequently extended until November 14, 2024, pursuant to the SVES Business Combination Agreement Fourth Agreement.

Termination

On May 14, 2024, the SVES Business Combination Agreement was mutually terminated as per the termination clause of the SVES Business Combination Agreement. As per the termination clause of the SVES Business Combination Agreement, all further obligations of the parties under the SVES Business Combination Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) have terminated, and no party to the SVES Business Combination Agreement has any further liability to any other party thereto except for liability for fraud.

Trust Account Waiver

Each Seller agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Founder Share Conversion

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A Common Stock to our Sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of the Founder Shares, upon the conversion of an equal number of shares of Class B Common Stock in the Founder Share Conversion. These shares of Class A Common Stock are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Founder Share Conversion, our Sponsor was the beneficial owner of 3,033,905 shares of Class A Common Stock and one share of Class B Common Stock. The Sponsor then transferred 533,525 shares of Class A Common Stock to certain members of the Sponsor.

Subsequent to those transfers and the Founder Share Conversion, the Sponsor currently holds 2,500,380 shares of Class A Common Stock and one share of Class B Common Stock, as well as 653,750 shares of Class A Common Stock that are part of Private Placement Units that were acquired by the Sponsor in the Private Placement.

Extension of our Combination Period

We initially had up to 12 months from the closing of the Initial Public Offering (until February 15, 2023) to complete a Business Combination, except that the Sponsor had two 3-month extensions available to it, for a total of up to 18 months from the closing of the Initial Public Offering (until August 15, 2023) to complete the initial Business Combination.

On December 21, 2022, we held the 2022 Special Meeting, at which our stockholders approved the First Extension, which extended the Combination Period from February 15, 2023 to August 15, 2023.  In connection with the First Extension, the Sponsor was required to pay $10,000 in the Trust Account. In connection with the vote to approve the First Extension, stockholders holding 14,221,705 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders.

As part of the First Extension, the Sponsor was also permitted two Funded Extension Periods, to further extend the period of time to consummate a Business Combination, each for an additional three months (for a total of up to 24 months to complete a Business Combination), so long as we deposited an aggregate amount of $1,000 from our working capital into the Trust Account no later than the 18-month and 21-month anniversary of our Initial Public Offering for each such Funded Extension Period that we determined to implement. The Public Stockholders were not entitled to vote or redeem their Public Shares in connection with any Funded Extension Periods. On August 7, 2023, we announced that we had extended the date by which we must consummate a Business Combination from August 15, 2023 to November 15, 2023, the first of the two Funded Extension Periods. On November 9, 2023, we announced that we had extended the date by which we must consummate a Business Combination from November 15, 2023 to February 15, 2024, the second of the two Funded Extension Periods. In accordance with the Sponsor’s request and with the Second Amended and Restated Charter, an aggregate amount of $1,000 from our working capital was deposited into the Trust Account on August 3, 2023 and November 9, 2023, respectively, in connection with the Funded Extension Periods.

On February 13, 2024, we held the 2024 Special Meeting, at which our stockholders approved, among other things, the Second Extension. In connection with the vote to approve the Second Extension, Public Stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders, leaving $715,761 in the Trust Account.

Following the redemptions in connection with the 2022 Special Meeting and 2024 Special Meeting, there are currently 63,241 Public Shares outstanding and a total of 4,310,741 shares of Class A Common Stock and one share of Class B Common stock outstanding.

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

Members of our Management Team have communicated with their networks of relationships to articulate the parameters for our search for a target business and a potential Business Combination and have pursued and reviewed potentially interesting leads.

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe have been important in evaluating prospective target businesses. While we utilize these criteria in evaluating Business Combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity, and we may decide to enter into our initial Business Combination with a target business that meets some, but not all of these criteria or guidelines.

We seek to acquire a company which:

●	Has an enterprise value of approximately $500 million to $1 billion;

●	Has a market and/or cost leadership position and would benefit from our management expertise and extensive relationships (i.e., rewards stellar management);

●	Occupies relatively fast-growing markets (i.e., top line growth);

●	Has strong drivers of revenue and earnings growth and exhibits (i.e., barriers to competition);

●	Has the potential to generate strong and stable free cash flow;

●	Is underperforming its operating potential and underutilizing its balance sheet; and

●	By “creating strategic value” offers an attractive risk-adjusted return for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant.

In the event that we decide to enter into our initial Business Combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as a Form S-4 Registration Statement.

Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred fee payable to A.G.P. pursuant to the Business Combination Marketing Agreement and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

We have until February 15, 2025 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Second Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules). If we are unable to consummate an initial Business Combination within the Combination Period, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or stockholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective Business Combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We also leverage our operational and capital allocation experience in order to:

●	Assemble a team of industry and financial experts: For each potential transaction, Business Combination, we assemble a team of industry and financial experts to supplement our Management’s efforts to identify and resolve key issues facing the company. We construct an operating and financial plan that optimizes the potential to grow stockholder value. With extensive experience investing in both healthy and underperforming businesses, our Management is able to demonstrate to the target business and its stakeholders that we have the resources and expertise to lead the combined company through complex and often turbulent market conditions and provide the strategic and operational direction necessary to grow the business in order to maximize cash flows and improve the overall strategic prospects for the business;

●	Conduct rigorous research and analysis: Performing disciplined, bottom-up fundamental research and analysis is core to our strategy, and we conduct extensive due diligence to evaluate the impact that a transaction may have on the target business;

●	Acquire the target company at an attractive price relative to our view of its intrinsic value: Combining rigorous bottom-up analysis, as well as input from industry and financial experts, the Management Team develops its view of the intrinsic value of the potential Business Combination. In doing so, the Management Team evaluates future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a Business Combination at an attractive price relative to such view;

●	Implement operating and financial structuring opportunities: Our Management Team has the ability to structure and execute a Business Combination that will provide the combined business with a capital structure that will support growth in stockholder value and give the combined company the flexibility needed to grow organically and/or through strategic acquisitions or divestitures. We also develop and implement strategies and initiatives to improve the business’s operating and financial performance and create a platform for growth;

●	Seek follow-on strategic acquisitions and divestitures to further grow stockholder value: The Management Team analyzes the strategic direction of the company and evaluates non-core asset sales to create financial and/or operating flexibility needed for the company to engage in organic or inorganic growth. Specifically, the Management Team evaluates opportunities for industry consolidation in the company’s core lines of business as well as opportunities to vertically or horizontally integrate with other industry participants; and

●	Engage A.G.P., a leading stockholder that brings deal flow and extensive understanding of capital markets and public market investors: We are supported by A.G.P. and its team of investment banking professionals, each of whom has meaningful transaction experience, including corporate finance, Business Combinations, mergers and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial Business Combination opportunities. A.G.P. is a leading advisor to public company boards of directors and executives, including technology companies, on matters of public markets capital raising, corporate strategy and M&A. We believe that the significant knowhow of A.G.P. allows us to effectively gauge target companies that possess a readiness for being public, as well as to support their executives in the process of going public.

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

Status as a Public Company

Our structure as a public company makes us an attractive Business Combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a Business Combination with us. Following an initial Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our requirement to obtain stockholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for an initial Business Combination as of December 31, 2023 in the amount of approximately $1,749,969, which was reduced to approximately $715,760.63 following the redemptions in connection with the 2024 Special Meeting, before (i) payment of the deferred fee of $5,031,250 to A.G.P. pursuant to the Business Combination Marketing Agreement and (ii) fees and expenses associated with our initial Business Combination, and assuming no further redemptions. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (after redemptions and net of any taxes payable) and the Private Placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, lines of credit arranged by the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Units and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our Initial Public Offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we are supported by A.G.P. and its team of investment banking professionals, each of whom have meaningful transaction experience, including in corporate finance, Business Combinations and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial Business Combination opportunities. The collective experience, capability and network of our founders, directors and officers, and A.G. P. combined with their individual and collective reputations in the investment community, has helped to create prospective Business Combination opportunities. We received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will only pay a finder’s fee, consulting fee, advisory fee or other compensation to the extent such payment would be in compliance with all applicable laws and regulations. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated initial Business Combination. We pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement and reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial Business Combination candidate.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred fee payable to A.G.P. pursuant to the Business Combination Marketing Agreement and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

To the extent we consummate our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our Management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all significant risk factors.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our stockholders that members of our Management Team will have significant experience or knowledge relating to the operations of a particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following an initial Business Combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure our stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

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

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a Business Combination with our Company	No
Business Combination of target into a subsidiary of our Company	No
Business Combination of our Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial Business Combination if, for example:

●	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of our initial Business Combination.

The purpose of any such purchases of Public Shares could be to vote such Public Shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our initial Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was approximately $11.41 per Public Share as of December 31, 2023. The per-share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred fee payable to A.G.P. pursuant to the Business Combination Marketing Agreement. Our Initial Stockholders, and our officers and directors, have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares of Common Stock held by them, whether now or hereafter acquired, in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct Business Combinations with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our Second Amended and Restated Charter would require stockholder approval. If we structure an initial Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our Second Amended and Restated Charter:

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

Upon the public announcement of our initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Public Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our Second Amended and Restated Charter:

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

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and pursuant to the Letter Agreement our Initial Stockholders, and our officers and directors, have agreed to vote their Founder Shares, Private Placement Shares, and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the Founder Share Conversion and the redemptions in connection with the stockholder votes on the First Extension and Second Extension, our Sponsor’s holdings constitute approximately 96.52% of the voting power of our outstanding Common Stock; consequently, unless otherwise required under applicable law, we would not need any of the 153,295 outstanding Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, make it more likely that we will consummate our initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Our Second Amended and Restated Charter provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. For example, the proposed initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements. Accordingly, a Public Stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

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

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Stockholders who elected to redeem their Public Shares.

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Second Amended and Restated Charter provides that we will have until the end of the Combination Period to complete our initial Business Combination. If we are unable to complete our initial Business Combination during the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination by the end of the Combination Period.

Our Initial Stockholders, and our officers and directors, pursuant to the Letter Agreement, have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination by the end of the Combination Period.

Additionally, our Initial Stockholders, and our officers and directors, agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Second Amended and Restated Charter (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

If we do not consummate our initial Business Combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $7,131 of proceeds that was held outside the Trust Account as of December 31, 2023, although we cannot assure our stockholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by Public Stockholders upon our dissolution is anticipated to be approximately $11.41 as of December 31, 2023. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. We cannot assure our stockholders that the actual per-share redemption amount received by Public Stockholders will not be substantially less than $11.41. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure our stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure our stockholders that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure our stockholders that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our stockholders that, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.20 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to $7,131 of proceeds from the Initial Public Offering and Private Placement that is held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) as well as expenses incurred as a result of being a public company or in connection with identifying and conducting due diligence on a target for an initial Business Combination.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement in connection with the Initial Public Offering, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our stockholders we will be able to return $10.20 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our stockholders that claims will not be brought against us for these reasons.

Our Public Stockholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our Second Amended and Restated Charter (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our Second Amended and Restated Charter, like all provisions of our Second Amended and Restated Charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic Business Combinations. Many of these entities are well-established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

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

Periodic Reporting and Financial Information

Our Units, Public Shares and Warrants were registered under the Exchange Act, and as a result, we plan on registering our Units, Public Shares, Warrants and to continue with our reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials, to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our stockholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We plan on filing another Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will again be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K, and on our Form S-1 that was filed on January 28, 2022, along with amendments thereto with the SEC, which is incorporated by reference, before you decide to invest in our securities. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination, or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	our public securities’ potential liquidity and trading is uncertain, as it is unknown when the Trading Halt issued pursuant to the Determination Letter will be lifted;

●	an active market for our public securities may not exist and our stockholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the Business Combination;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we have entered into the Business Combination Marketing Agreement with A.G.P. to act as an advisor to us after the Initial Public Offering in connection with an initial Business Combination. A.G.P. is entitled to a fee in connection with that Business Combination Marketing Agreement that will be payable from the Trust Account only upon a completion of an initial Business Combination. In addition, we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we anticipated, if at all;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after our Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Common Stock at such time is substantially less than $11.41 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to identify and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $11.25 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with such proposals may cause us to liquidate the funds in the Trust Account or liquidate our Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate our Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, and following the approval by our stockholders of the Trust Agreement Amendment at the 2024 Special Meeting, on February 13, 2024, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Stockholders receive upon any redemption or our liquidation;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	the Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern”.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, and September 30, 2023, as filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023, and November 20, 2023, respectively, and (iv) Definitive Proxy Statements on Schedule 14A, as filed with the SEC on December 5, 2022 and January 31, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for an initial business combination. Therefore, we do not believe that we face significant cybersecurity risks and have not adopted any cybersecurity risk management programs or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Once we are operational and have available funding, we will be committed to maintaining the confidentiality, integrity, and availability of our information systems and data. As part of this commitment, we plan to implement a comprehensive cybersecurity program to protect against unauthorized access, use, disclosure, modification, or destruction of our information assets.

Item 2. Properties.

Our executive offices are located at 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169, and our telephone number is 888-710-4420. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and shared personnel support services, pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

Except as indicated below, to the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

On January 12, 2023, we received the Determination Letter from the Listing Qualifications Staff of Nasdaq (the “Staff”) indicating that we were not in compliance with the requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Determination Letter stated that we do not comply with either of the alternative requirements for continued listing on the Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on the Nasdaq Capital Market under Listing Rule 5550. The Determination Letter also indicated that the Staff had concerns that we may no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of stockholder redemptions in connection with our 2022 Special Meeting and the low number of shares remaining outstanding. Additionally, the Determination Letter indicated that, while companies are normally afforded compliance periods or the ability to submit a plan of compliance in order to be granted time to regain compliance, the Staff had determined to apply more stringent criteria as permitted under Nasdaq Listing Rule 5101 and to delist our securities from the Nasdaq Global Market. The Staff’s determination was based on our Current Report on Form 8-K filed with the SEC on December 28, 2022, in which we disclosed that 14,221,705 shares of Class A Common Stock had exercised their redemption rights in connection with the 2022 Special Meeting. In addition, on January 11, 2023, the Staff determined to implement the Trading Halt.

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Staff’s delisting determination, and that hearing was held on March 2, 2023, which stayed any suspension or delisting of our securities until the hearing process concluded and the Panel issued a written decision following the hearing.

On April 20, 2023, the Panel issued a decision granting our request for continued listing. The Panel concluded that, as of that date, we met the requirements of the Listing Rules for continued listing on the Nasdaq Capital Market and instructed the Staff to transfer us from the Nasdaq Global Market to the Nasdaq Capital Market. However, due to concerns with liquidity in our stock, the Panel took no action with respect to the Trading Halt. At this juncture, we have not received any indication from the Staff as to if or when the Trading Halt will be lifted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

On January 11, 2023, Nasdaq determined to halt trading in our securities. Prior to January 11, 2023, our Units, Public Shares and Public Warrants were each traded on Nasdaq under the symbols “RACYU,” “RACY” and “RACYW,” respectively. Our Units commenced public trading on February 11, 2022, and our Public Shares and Public Warrants commenced separate public trading on April 4, 2022. On April 20, 2023, our securities were transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On June 3, 2024, Nasdaq filed a form 25-NSE removing and delisting our securities from Nasdaq and Section 12b of the Securities and Exchange Act.

(b) Holders

On September 26, 2024, there were two holders of record of our Units, one of record of shares of our Class A Common Stock and one holder of record of our Warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A Common Stock to our Sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of the Founder Shares, upon the conversion of an equal number of shares of Class B Common Stock in the Founder Share Conversion. These shares of Class A Common Stock are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion, our Sponsor was the beneficial owner of 3,033,905 shares of Class A Common Stock and one share of Class B Common Stock. The Sponsor then transferred 533,525 shares of Class A Common Stock to certain members of the Sponsor.

Subsequent to those transfers and the Founder Sharer Conversion, the Sponsor currently holds 2,500,380 shares of Class A Common Stock and one share of Class B Common Stock, as well as 653,750 shares of Class A Common Stock that are part of Private Placement Units that were acquired by the Sponsor in the Private Placement.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2021 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Following the approval by our stockholders of the Trust Agreement Amendment at the 2024 Special Meeting, on February 13, 2024, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 13, 2024, we held the 2024 Special Meeting, at which our stockholders approved, among other things, the Second Extension. In connection with the vote to approve the Second Extension, Public Stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders, leaving $715,760.63 in the Trust Account.

There were no repurchases of our equity securities by us or an affiliate during the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank-check company incorporated as a Delaware corporation on April 13, 2021, for the purposes of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We may pursue an initial business combination target in any business or industry.

Recent Developments

On February 13, 2024, we held the 2024 Special Meeting, at which our stockholders approved the (i) Second Extension and (ii) Trust Agreement Amendment. In connection with the vote to approve the Second Extension, Public Stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders, leaving $715,760.63 in the Trust Account.

In connection with the Second Extension, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $42,498 to SVES LLC, pursuant to which SVES LLC agreed to loan us up to $42,498. Under the terms of the Second Extension Promissory Note, SVES LLC (or its affiliates or permitted designees) shall deposit $3,541.50 per month (approximately $0.056 per Public Share that was not redeemed in connection with the vote to approve the Second Extension) into the Trust Account for each calendar month (commencing on February 15, 2024 and ending on the 15th day of each subsequent month) until February 15, 2025, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $42,498. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the SVES Business Combination. On May 15, 2024, the SVES Business Combination was mutually terminated and as part of that termination the Second Extension Promissory Note to SVES LLC was completely extinguished.

Following the approval by our stockholders of the Trust Agreement Amendment at the 2024 Special Meeting, on February 13, 2024, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

We confidentially submitted a draft of the SVES Registration Statement to the SEC on February 14, 2024. As the SVES Business Combination was terminated the SVES Registration Statement will be withdrawn.

SVES Business Combination

On February 13, 2023, we entered into the SVES Business Combination Agreement by and among the SVES Business Combination Parties, which has been amended by the (i) SVES Business Combination Agreement Amendment, (ii) SVES Business Combination Agreement Second Amendment, (iii) SVES Business Combination Agreement Third Amendment and (iv) SVES Business Combination Agreement Fourth Agreement. Pursuant to the SVES Business Combination Agreement, subject to the terms and conditions set forth therein, (a) the Merger Sub will merge with and into our Company, with our Company surviving such merger as a wholly-owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interests in each SVES entity to Pubco in exchange for aggregate consideration in the amount of $632,000,000 to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each of our Public Warrants shall be converted into one Pubco public warrant and each of our Private Placement Warrants shall be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Warrants, except that in each case they shall represent the right to acquire shares of Pubco common stock in lieu of shares of our Class A Common Stock.

On March 20, 2023, the parties entered into the First Amendment to the Business Combination Agreement to extend the date to conduct additional due diligence on the Target Companies from 5:00 p.m. on March 15, 2023 to 5:00 p.m. on April 7, 2023.

On April 19, 2023, the parties entered into the Second Amendment to the Business Combination Agreement to extend the date to conduct additional due diligence on the Target Companies from 5:00 p.m. on April 7, 2023 to 5:00 p.m. on May 1, 2023.

On August 11, 2023, the parties entered into the Third Amendment to the Business Combination Agreement, pursuant to which the parties amended the Business Combination Agreement in order to, among other things, (i) extend the Due Diligence Period and the date of the required delivery of disclosure schedules to August 31, 2023, (ii) provide for the Redemption Limitation Amendment Proposal in this proxy statement/prospectus to approve an amendment to Relativity’s Current Charter to eliminate the requirement that Relativity retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in connection with the Business Combination, and to further amend the closing condition in the Business Combination such that Relativity would not be required to retain at least $5,000,001 of net tangible assets following the redemption of Public Shares in the event the Redemption Limitation Amendment Proposal is approved, and (iii) extend the Outside Date to February 15, 2024.

On February 14, 2024, the parties entered into the Fourth Amendment to the Business Combination Agreement (the “Fourth BCA Amendment”) pursuant to which the parties amended the Business Combination Agreement in order to extend the date by which any of the conditions to the Closing set forth in the Business Combination Agreement must be satisfactorily performed or waived to November 14, 2024.

On May 15, 2024, the SVES Business Combination was mutually terminated by the Parties as per the termination clause in the SVES Business Combination Agreement.

Founder Share Conversion

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A Common Stock to our Sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of the Founder Shares, upon the conversion of an equal number of shares of Class B Common Stock in the Founder Share Conversion. These shares of Class A Common Stock are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Founder Share Conversion, our Sponsor was the beneficial owner of 3,033,905 shares of Class A Common Stock and one share of Class B Common Stock. The Sponsor then transferred 533,525 shares of Class A Common Stock to certain members of the Sponsor.

Subsequent to those transfers and the Founder Sharer Conversion, the Sponsor currently holds 2,500,380 shares of Class A Common Stock and one share of Class B Common Stock, as well as 653,750 shares of Class A Common Stock that are part of Private Placement Units that were acquired by the Sponsor in the Private Placement.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2023, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the year ended December 31, 2023, we had net loss of $2,305,489, which consists of a change in the fair value of warrant liability of $72,885, provision for income taxes of $13,333 and general and administrative costs of $2,300,807, offset by income from investments held in the trust account of $81,536.

For the year ended December 31, 2022, we had net income of $4,752,895, which consists of interest income from investments held in trust account of $2,049,399 and change in fair value of warrant liability of $4,356,766, offset by general and administrative costs of $1,104,757, warrant issuance costs of $125,175 and provision for income taxes of $423,338.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, including resurgences and the emergence of new virus variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $7,131 in its operating bank account and a working capital deficit of $1,613,412.

On February 15, 2022, we consummated the Initial Public Offering of 14,375,000 Units, including 1,875,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 653,750 Private Placement Units in the Private Placement to our Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $6,537,500.

Transaction costs amounted to $3,890,326, consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B Common Stock issued to the Initial Public Offering underwriter over the share subscription receivable and $480,428 of other offering costs.

Following the closing of our Initial Public Offering, $146,625,000.00 from the net proceeds of the sale of the Units in our Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in the Trust Account maintained by Continental, as trustee. In connection with our 2022 Special Meeting held on December 21, 2022, stockholders holding 14,221,705 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders. As of December 31, 2022, approximately $1,671,810 remained in the Trust Account. On February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025 (the “Combination Period”). In connection with the extension on February 13, 2024, stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders and approximately $720,000 will remain in the Trust Account. Following the redemptions, the Company had 63,241 Public Shares outstanding. As of December 31, 2023 and 2022, approximately $1,746,543 and $1,671,810 remained in the trust account.

In connection with the redemptions of Public Shares, a total of approximately $25,000 was deducted from our Trust Account in order to pay taxes prior to the 2024 Special Meeting.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

On August 10, 2023, we issued the SVES Promissory Note to SVES LLC under which SVES LLC agreed to extend us $300,000 for working capital purposes. The SVES Promissory Note is non-interest bearing and payable on the closing of the SVES Business Combination. In the event the SVES Business Combination is not consummated, the SVES Promissory Note shall be null and void and we shall not have any obligation to the payee. As of December 31, 2023, SVES LLC had funded $15,600 on the promissory note and had $284,400 available for withdrawal. Due to the termination of the SVES Business Combination, on May 15, 2024, the SVES Promissory Note is null and void.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, we incurred and paid $120,000 and $105,000 of administrative service fees.

Pursuant to the Business Combination Marketing Agreement, we engaged A.G.P. as an advisor in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination, and assist us with our press releases and public filings in connection with the Business Combination. We will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $5,031,250 in the aggregate; however, no fee will be due if we do not complete an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until February 15, 2025 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by February 15, 2025. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we as an emerging growth company can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Critical Accounting Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our financial statements and the notes thereto contained elsewhere in this Report, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, such as our Warrants, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations contained elsewhere in this Report. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The valuation of our Public Warrants is based on a traded market. Our Private Placement Warrants are valued using a Monte Carlo options pricing model which utilizes assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our Common Stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Warrants is based on Management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

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

Common Stock Subject to Possible Redemption

Our Class A Common Stock that was sold as part of the Units in the Initial Public Offering contains a redemption feature that allows for the redemption of such Public Shares in connection with our liquidation, or if there is a stockholder vote or tender offer in connection with our initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), we classify such Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The Public Shares were issued with other freestanding instruments (i.e., warrants) and as such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC Topic 470-20, “Debt—Debt with Conversion and Other Options”. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Accordingly, as of December 31, 2023, 153,295 shares of Class A Common Stock subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet contained elsewhere in this Report. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against accumulated deficit.

In connection with the 2022 Special Meeting on December 21, 2022, stockholders holding 14,221,705 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (approximately $10.29 per Public Share). Following the redemptions, as of December 31, 2023, there were 153,295 Public Shares outstanding and a total of 807,045 shares of Class A Common Stock were outstanding, including the 653,750 shares of Class A Common Stock that were beneficially owned by our Sponsor.

For a description of the redemptions that occurred in connection with the 2024 Special Meeting, please see “Recent Developments” above.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20), and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of April 13, 2021. That adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Consolidated Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were operating effectively as of the end of the period covered by this report, except for a material weakness for the timely close and filing of regulatory filings.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On July 11, 2024, the Company announced that it entered into a non-binding Letter of Intent (“LOI”) providing for a proposed business combination (the “Transaction”) that will result in the Company acquiring 100% of the outstanding equity and equity equivalents of 4503309 Nova Scotia Ltd., (to be renamed “Mazaii Corp Ltd.”) (“Mazaii”). The LOI and Transaction values Mazaii at an initial enterprise value of $500 million USD. The completion of the Transaction is contingent upon several factors, including the completion of due diligence, the negotiation of a definitive agreement, the satisfaction of the conditions negotiated therein, applicable regulatory approvals, and approval of the transaction by the board and stockholders of both companies. The Company also agrees to procure Pre-IPO Financing of not less than $50,000,000 on terms that are acceptable to the Company. Upon reaching a definitive agreement, the parties shall disclose additional details regarding the proposed transaction. Subject to the absence of unforeseen circumstances, the transaction is anticipated to be finalized in the second half of this year. There are no guarantees that the Company will be able to close this Transaction by the February 15, 2025 deadline or at all.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tarek Tabsh	38	Chief Executive Officer and Chairman
Steven Berg	60	Chief Financial Officer

Emily Paxhia	42	Director
Francis Knuettel II	58	Director

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

Mr. Tabsh has also served on the ArcView Selection Committee from 2016 to 2017 and was responsible for evaluating and selecting the companies that meet the criteria necessary for pitching to the world’s largest network of cannabis investors; as an ArcView Shark, Mr. Tabsh was responsible for providing insightful feedback and suggestions to entrepreneurs pitching a business from the ArcView stage. For his decade of experience and commitment to founding innovative cannabis startups, Mr. Tabsh was named to the High Times’ list of the Top 100 Most Influential Figures in Cannabis in both 2018 and 2019. Mr. Tabsh completed his graduate education by crafting a multidisciplinary course framework at the Harvard Business School, the Harvard School of Engineering and Applied Sciences, and the Massachusetts Institute of Technology, Sloan School of Management with an emphasis on innovation-driven entrepreneurship. Mr. Tabsh is well-qualified to serve on the Board due to his extensive experience starting and growing new companies and identifying and evaluating promising businesses.

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

Emily Paxhia, our director since February 2022, has served as a co-founder and managing director of Poseidon Investment Management, LLC (“Poseidon”), a cannabis-focused hedge fund, since October 2013. During her time at Poseidon, Ms. Paxhia has worked with numerous cannabis companies in an advisory and investment capacity. Ms. Paxhia has served as a director of Athletes for CARE, a nonprofit organization that works with retired professional athletes to research and advocate on behalf of important health issues, since March 2018. Ms. Paxhia served as director and Chair of the Compensation & Governance Committee for Ascend Wellness Holdings (OTCQX: AAAWH) from September 2018 until November 2022. Ms. Paxhia also holds board seats with a number of private portfolio companies, including: Headset (February 2016 to present) and Flowhub (January 2015 to present) and served on the board of Respira Technologies (December 2017 to May 2022). Previously, Ms. Paxhia served on the Board of Directors of the Marijuana Policy Project, a nonprofit advocacy group that advocates on behalf of marijuana-related policy reform, from May 2016 to December 2016. Ms. Paxhia received a B.A. in Psychology from Skidmore College and received an M.A. in Psychology from New York University. Ms. Paxhia is well-qualified to serve on the Board due to her substantial experience with respect to public and private companies.

Francis Knuettel II, our director since February 2022, is the Chief Executive Officer (since August 2023) and Chief Financial Officer (since July 2022) of Chromocell Therapeutics Corporation. He also currently manages Camden Capital LLC (since December 2011), where he provides baord services and fractional and interim executive services for other companies, including as Chief Financial Officer of OceanTech Acquisition Corp. (Nasdaq: OTEC) since March 2023, Chief Financial Officer of Semper Paratus Acquisition Corp. (Nasdaq: LGST) May 2023 through February 2024. Previously, Mr. Knuettel served as the Chief Executive Officer and a director of Unrivaled Brands, Inc. (OTCQX:UNRV), a vertically integrated company focused on the cannabis sector with operations in California and Nevada, from December 2020 to April 2022. Mr. Knuettel was Director of Capital and Advisory at Viridian Capital Advisors from June 2020 to January 2021, following the sale but prior to the close of the acquisition of One Cannabis Group (“OCG”), by Item 9 Labs Corp. (OTCQX: INLB). Mr. Knuettel was the Chief Financial Officer of OCG from June 2019 to January 2021. Prior to joining OCG, Mr. Knuettel was Chief Financial Officer at MJardin, a Denver-based cannabis cultivation and dispensary management company, from August 2018 to June 2019 where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed MJardin’s business combination with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Officer role (January 2019 to June 2019). In his role as Chief Strategy Officer, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. From April to August 2018, Mr. Knuettel served as Chief Financial Officer of Aqua Metals, Inc. (NASDAQ: AQMS), an advanced materials firm that developed technology in battery recycling. Prior to that, from April 2014 to April, 2018, Mr. Knuettel served as Chief Financial Officer at Marathon Patent Group, Inc. (NASDAQ: MARA), a patent enforcement and licensing company. Mr. Knuettel holds numerous board positions at both public and private companies, including ECOM Medical, Inc., a developer of endotracheal patient monitoring systems, since July 2019 (where he is the chair of the company’s audit committee). Mr. Knuettel also served on the board of Murphy Canyon Acquisition Corp. (Nasdaq: MURF), a special purpose acquisition company (February 2022 to September 2023). Mr. Knuettel previously served on the Board of Directors of Sanatio BioScience Corp., an early-stage antiviral platform, from September 2020 to September 2022 (where he was the chair of the company’s audit committee). Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School of Business at the University of Pennsylvania with an MBA in Finance and Entrepreneurial Management. Mr. Knuettel is well-qualified to serve on the Board due to his experience working with and advising public and private companies on financial management and controls, M&A, capital markets transactions and operating and financial restructurings, as well as his knowledge of the cannabis industry.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the knowledge of Management, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

We currently have three directors. Our Board of Directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. We held the 2023 Annual Meeting on December 22, 2023, at which our stockholders re-elected Francis Knuettel II and Emily Paxhia, the first class of directors, to serve until the third annual meeting of stockholders to be held in 2025, or until a successor is appointed and qualified. The term of office of the second class of directors, consisting of Tarek Tabsh, will expire at the second annual meeting of stockholders to be held in 2024.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws (the “Bylaws”) provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board.

Committees of the Board of Directors

The Board has three standing committees: the Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the Compensation Committee and the Nominating Committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by the Board and has the composition and responsibilities described below. The charter of each committee is available on our website www.relativityacquisitions.com.

Audit Committee

We have established an Audit Committee. Francis Knuettel II, and Emily Paxhia serve as members of the Audit Committee, and Mr. Knuettel chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Both Mr. Knuettel, and Ms. Paxhia meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Mr. Knuettel qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted and amended the Audit Committee charter, which details the principal functions of the Audit Committee, including

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	to the extent that our securities continue to be listed on an exchange and subject to Rule 10D-1 under the Exchange Act, advising the Board and any other committees of the Board, with the assistance of Management, if the clawback provisions are triggered based upon a financial statement restatement or other financial statement change; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically review the policies and managing potential cybersecurity incidents.

Compensation Committee

We have established the Compensation Committee. Emily Paxhia serves as a member of the Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent, as such the Company will be appointing another independent director and member of the Compensation Committee in the near future. Ms. Paxhia is independent, and Ms. Paxhia chairs the Compensation Committee.

We have adopted and amended the Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	(a) reviewing and making recommendations to the Board with respect to revisions to our “clawback” policy that allows us to recoup incentive compensation received by colleagues, and (b) reviewing and making recommendations to the Board regarding “clawbacks” of incentive compensation and determining the extent, if any, to which incentive-based compensation of the relevant colleagues should be reduced or extinguished.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of the Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

After our initial Business Combination, members of Management who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders, such as on a Form S-4 Registration Statement. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial Business Combination, as it is up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Nominating and Corporate Governance Committee

We have established the Nominating Committee. Francis Knuettel II serve as members of the Nominating Committee. Mr. Knuettel is independent, and Mr. Knuettel chairs the Nominating Committee. We have adopted the Nominating Committee charter, which details the principal functions of the Nominating Committee, including recommending to the Board candidates for nomination for election at the annual meetings of the stockholders, such as the 2023 Annual Meeting. Prior to our initial Business Combination, the Board will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our Nominating Committee also considers director candidates recommended for nomination by our stockholders in accordance with the Nominating Committee charter and the Bylaws. Candidates are reviewed in the context of the then current composition of the Board, our operating requirements of and the long-term interests of our stockholders.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. We have filed copies of our form of the Code of Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating Committee as exhibits to the Report, and copies are posted on our website: www.relativityacquisitions.com. Our stockholders can also review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating Committee will be provided without charge upon request from us. If we make any amendments to our Code of Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Trading Policies

On February 10, 2022, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

Item 11. Executive Compensation.

Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to the Sponsor, officers and directors, or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly Audit Committee review of such payments, we have not had and do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of Management who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial Business Combination, such as on a Form S-4 Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the Board.

We do not intend to take any action to ensure that members of Management maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 26, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially owns our Common Stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,310,741 shares of our Common Stock, consisting of (i) 4,310,740 shares of our Class A Common Stock and (ii) one share of our Class B Common Stock issued and outstanding as of September 26, 2024. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Relativity Acquisition Sponsor LLC (2)	3,154,130	73.17%	1	100%	73.17%
Tarek Tabsh (2)	3,154,130	73.17%	1	100%	73.17%
The AGP Parties (3)	355,000	8.24%	—	—	8.24%
Steven Berg (4)	—	—	—	—	—
John Anthony Quelch (4)(5)	—	—	—	—	—
Emily Paxhia (4)	—	—	—	—	—
Francis Knuettel II (4)	—	—	—	—	—
All executive officers and directors as a group (five individuals)	3,154,130	73.17%	1	100%	73.17%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Relativity Acquisition Corp., 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169.

(2)	Represents shares held by our Sponsor including (a) 2,500,380 shares of Class A Common Stock, converted from Class B Common Stock on a one-for-one basis, on February 27, 2023 in the Founder Share Conversion, (b) one share of Class B Common Stock and (c) 653,750 shares of Class A Common Stock underlying Private Placement Units. Tarek Tabsh, our Chief Executive Officer, is the sole manager of our Sponsor and as such, may be deemed to have beneficial ownership of the Common Stock held directly by our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Based on a Schedule 13A filed with the SEC on March 31, 2023 by (i) A.G.P./Alliance Global Partners, LLC (“AGP”), (ii) Alliance Global Holdings, Inc., (“AGP Holdings”), (iii) David Bocchi Family Trust (the “Bocchi Trust”), (iv) David A. Bocchi (“Mr. Bocchi”), (v) Raffaele Gambardella (“Mr. Gambardella”) and (vi) Phillip W. Michals (“Mr. Michaels”, collectively, with AGP, AGP Holdings, the Bocchi Trust, Mr. Bocchi and Mr. Gambardella, the “AGP Parties”). AGP directly beneficially owns 355,000 shares of Class A Common Stock, which were issued on February 27, 2023, upon conversion of an equal number of shares of Class B Common Stock in the Founder Share Conversion. As the holding company of AGP, AGP Holdings may beneficially own such shares of Class A Common Stock. Based on their ownership of AGP Holdings, the Bocchi Trust, Mr. Bocchi, Mr. Gambardella and Mr. Michals may beneficially own such shares of Class A Common Stock. The principal business address for each of the AGP Parties is 88 Post Road West, 2nd Floor, Westport, Connecticut 06880.

(4)	Does not include any shares of Common Stock held by our Sponsor. This individual is a member of our Sponsor, but does not have voting or dispositive control over the shares held by our Sponsor.

(5)	Mr. John Anthony Quelch resigned from the Company on March 27, 2024. The resignation was not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 28, 2021, the Sponsor purchased 3,750,000 Founder Shares for an aggregate purchase price of $25,000. On December 14, 2021, the Sponsor returned to us, at no cost, an aggregate of 511,250 Founder Shares, which we cancelled, resulting in an aggregate of 3,238,750 Founder Shares outstanding and held by the Sponsor. On December 14, 2021, we issued 355,000 Founder Shares to A.G.P. On January 12, 2022, the Sponsor transferred 176,094 Founder Shares to George Syllantavos, and 28,750 Founder Shares to Anastasios Chrysostomidis. The total number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering (not including the Private Placement Shares). The Founder Shares (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor purchased 653,750 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $6,537,500. The Private Placement Units are identical to the Units sold in the Initial Public Offering except that (a) the Private Placement Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our initial Business Combination except to permitted transferees, (b) the Private Placement Shares of Class A Common Stock included in the Private Placement Units and underlying the Private Placement Warrants will be entitled to registration rights and (c) the Private Placement Warrants are entitled to registration rights.

On February 27, 2023, we issued an aggregate of 3,593,749 shares of Class A Common Stock to our Sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of the Founder Shares, upon the conversion of an equal number of shares of Class B Common Stock in the Founder Share Conversion. These shares of Class A Common Stock are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Founder Share Conversion, our Sponsor was the beneficial owner of 3,033,905 shares of Class A Common Stock and one share of Class B Common Stock. The Sponsor then transferred 533,525 shares of Class A Common Stock to certain members of the Sponsor. Subsequent to those transfers and the Founder Sharer Conversion, the Sponsor currently holds 2,500,380 shares of Class A Common Stock and one share of Class B Common Stock, as well as 653,750 shares of Class A Common Stock that are part of Private Placement Units that were acquired by the Sponsor in the Private Placement.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, we incurred and paid $120,000 and $105,000 of administrative service fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to the Sponsor, officers and directors, or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate the consummation of an initial Business Combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO under the IPO Promissory Note. This loan was non-interest bearing, unsecured and was due at the earlier of March 31, 2022 or the closing of the IPO. The outstanding balance under the IPO Promissory Note of $208,563 was paid in full and as a result, the credit facility is no longer available.

On August 10, 2023, we issued the SVES Promissory Note to SVES LLC under which SVES LLC agreed to extend us $300,000 for working capital purposes. The SVES Promissory Note is non-interest bearing and payable on the closing of the SVES Business Combination. In the event the SVES Business Combination is not consummated, the SVES Promissory Note shall be null and void and we shall not have any obligation to the payee. As of December 31, 2023, SVES LLC funded approximately $15,600 under the SVES Promissory Note and had $284,400 available for withdrawal. On May 14, 2024, the Company terminated the SVES Business Combination and as part of that termination the SVES Promissory Note is null and void.

In connection with the Second Extension, we issued the Second Extension Promissory Note in the aggregate principal amount of up to $42,498 to SVES LLC, pursuant to which SVES LLC agreed to loan us up to $42,498. Under the terms of the Second Extension Promissory Note, SVES LLC (or its affiliates or permitted designees) shall deposit $3,541.50 per month (approximately $0.056 per Public Share that was not redeemed in connection with the vote to approve the Second Extension) into the Trust Account for each calendar month (commencing on February 15, 2024 and ending on the 15th day of each subsequent month) until February 15, 2025, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $42,498. The Second Extension Promissory Note bears no interest and is repayable in full upon the date of the consummation of the SVES Business Combination. On May 15, 2024, the Company terminated the SVES Business Combination and as part of that termination the Second Extension Promissory Note is null and void.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans (or extension loans) by the Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. At December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

After our initial Business Combination, members of Management who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into the Registration Rights Agreement with respect to the (i) Private Placement Units, (ii) the Private Placement Shares and Private Placement Warrants included therein, and (iii) shares of Class A Common Stock issuable upon exercise or conversion of the Private Placement Warrants, and upon conversion of the Founder Shares.

We have entered into the Business Combination Marketing Agreement with A.G.P., pursuant to which, A.G.P. acts as our advisor in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination, and assist us with our press releases and public filings in connection with the Business Combination. We will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $5,031,250 in the aggregate; however, no fee will be due if we do not complete an initial Business Combination engaged A.G.P. as an advisor in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination, and assist us with our press releases and public filings in connection with the Business Combination. We will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $5,031,250 in the aggregate; however, no fee will be due if we do not complete an initial Business Combination

Our Initial Stockholders, and our officers and directors, have entered into the Letter Agreement with us, pursuant to which they have agreed, among other things, to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of our initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to our Second Amended and Restated Charter (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within the Combination Period, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the Combination Period, and (iv) vote any Founder Shares or Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering in favor of our initial Business Combination.

Director Independence

Nasdaq listing standards require that a majority of the Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Emily Paxhia and Francis Knuettel II are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $121,000 and $80,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we did not pay Withum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for the year ended December 31, 2023 and for the year ended December 31, 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any such services rendered prior to the formation of our Audit Committee in 2021 were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

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

Omitted at the Company’s option.

RELATIVITY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Relativity Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Relativity Acquisition Corp. and its Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 15, 2025, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’ consolidated s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

September 26, 2024

PCAOB ID Number 100

RELATIVITY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$7,131	$1,429,804
Prepaid expense	8,092	55,389
Due from sponsor	3,047	3,047
Total current assets	18,270	1,488,240
Investments held in Trust Account	1,746,543	1,671,810
Total Assets	$1,764,813	$3,160,050

Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Due to related party	$889	$5,059
Accrued costs and expenses	1,595,283	201,656
Income tax payable	1,911	423,338
Promissory – related party	15,600	—
Franchise tax payable	18,000	32,000
Total current liabilities	1,631,683	662,053
Warrant liabilities	526,007	453,122
Total Liabilities	2,157,690	1,115,175

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 153,295 shares subject to possible redemption as of December 31, 2023 and 2022, at a redemption value of $11.25 and $11.78 per share, respectively (Note 3)	1,723,901	1,805,814

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 and 653,750 shares issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 153,295 shares subject to possible redemption as of December 31, 2023 and 2022)	424	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 3,593,750 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	359
(Accumulated deficit) retained earnings	(2,117,202)	238,637
Total Stockholders’ (Deficit) Equity	(2,116,778)	239,061
Total Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity	$1,764,813	$3,160,050

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the year ended December 31,
	2023	2022
General and administrative costs	$2,300,807	$1,104,758
Loss from operations	(2,300,807)	(1,104,758)

Other (expense) income:
Change in fair value of warrant liabilities	(72,885)	4,356,766
Interest income on investments held in Trust Account	81,536	2,049,399
Warrant issuance cost	—	(125,175)
Total other (expense) income, net	8,651	6,280,990

(Loss) income before provision for income taxes	(2,292,156)	5,176,232
Provision for income taxes	(13,333)	(423,338)
Net (loss) income	$(2,305,489)	$4,752,894

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	153,295	13,017,825
Basic and diluted net (loss) income per common stock, Class A common stock subject to possible redemption	$(0.52)	$0.29
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	3,684,742	—
Basic and diluted net (loss) income per common stock, Class A common stock non-redeemable	$(0.52)	$—
Basic weighted average shares outstanding, Class B common stock	562,758	3,534,675
Basic net (loss) income per common stock, Class B common stock	$(0.52)	$0.29
Diluted weighted average shares outstanding, Class B common stock	—	3,593,750
Diluted net (loss) income per common stock, Class B common stock	$—	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A common stock		Class B common stock		Additional Paid-in	Share Subscription	Retained Earnings (Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit)	(Deficit) Equity
Balance as of December 31, 2021	—	$—	3,593,750	$359	$1,999,509	$(2,470)	$(7,102)	$1,990,296
Sale of 653,750 private placement units, net of private warrants liability	653,750	65	—	—	6,327,803	—	—	6,327,868
Payment of subscription receivable	—	—	—	—	—	2,470	—	2,470
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(8,327,312)	—	(4,507,155)	(12,834,467)
Net income	—	—	—	—	—	—	4,752,894	4,752,894
Balance as of December 31, 2022	653,750	65	3,593,750	359	—	—	238,637	239,061
Conversion of Class B shares to Class A	3,593,749	359	(3,593,749)	(359)	—	—	—	—
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	—	(50,350)	(50,350)
Net loss	—	—	—	—	—	—	(2,305,489)	(2,305,489)
Balance as of December 31, 2023	4,247,499	$424	1	$—	$—	$—	$(2,117,202)	$(2,116,778)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,305,489)	$4,752,894
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(81,536)	(2,049,399)
Warrant issuance cost	—	125,175
Change in fair value of derivative warrant liabilities	72,885	(4,356,766)
Changes in operating assets and liabilities:
Prepaid expense	47,297	(50,389)
Due from sponsor	—	(3,047)
Due to related party	(4,170)	5,059
Accrued costs and expenses	1,393,627	201,657
Income tax payable	(421,427)	423,338
Franchise tax payable	(14,000)	30,495
Net cash used in operating activities	(1,312,813)	(920,983)

Cash flows from investing activities:
Principal deposited in Trust Account	(10,000)	(146,625,000)
Interest withdrawal for tax obligations	16,803	589,342
Cash withdrawn from Trust Account in connection with redemption	—	146,413,246
Net cash provided by investing activities	6,803	377,588

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	142,312,500
Proceeds from private placement units	—	6,537,500
Proceeds from issuance of promissory note – related party	15,600	111,800
Proceeds from payment of share subscription receivable	—	2,470
Payment of promissory note – related party	—	(208,563)
Payment of offering costs	—	(411,456)
Redemption of common shares	(132,263)	(146,413,246)
Net cash (used in) provided by financing activities	(116,663)	1,931,005

Net change in cash	(1,422,673)	1,387,610
Cash, beginning of the year	1,429,804	42,194
Cash, end of the year	$7,131	$1,429,804

Supplemental disclosure of cash flow information:
Income taxes paid	$475,187	$—

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 — Organization and Business Operations

Relativity Acquisition Corp. (the “Relativity” or the “Company”) is a blank check company incorporated as a Delaware corporation on April 13, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any business or industry.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Transaction costs amounted to $3,890,326, consisting of $1,437,500 of underwriting commissions, $1,972,398 of the excess of the fair value of Class B common stock issued to underwriters over the share subscription receivable and $480,428 of other offering costs.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company had 12 months from the closing of the IPO to complete the initial Business Combination, except that the Sponsor had two 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below). On December 21, 2022, the Company held a special meeting of stockholders (the “Meeting”) in which the stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023, by which is was required to pay $10,000 in the Trust Account. The Sponsor was permitted to extend the period of time to consummate a Business Combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 24 months to complete a Business Combination (each such three-month period, a “Funded Extension Period”)), so long as the Company deposited an aggregate amount of $1,000 from its working capital into the trust account no later than the 21-month and 24-month anniversary of its IPO for each such extension that the Company determines to implement. The public stockholders were not entitled to vote or redeem their shares in connection with any Funded Extension Periods. On August 7, 2023, the Company announced that it had extended the date by which it has to consummate a Business Combination from August 15, 2023 to November 15, 2023, which is the first of two Funded Extension Periods. On November 9, 2023, the Company announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024. In accordance with the Sponsor’s request and with the Company’s current charter, an aggregate amount of $1,000 from Relativity’s working capital was deposited into the Trust Account on August 3, 2023 and November 9, 2023, respectively. On November 9, 2023, Relativity announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024. Subsequent to the year ended December 31, 2023, on February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025 (the “Combination Period”).

In connection with the stockholders’ vote at the Meeting on December 21, 2022, 14,221,705 shares were submitted for redemption. In connection with the redemptions of public shares, a total of $133,689 was withdrawn from the Company’s trust account in order to pay taxes prior to the Special Meeting, which amount had later been determined to be withheld in excess and should be returned to the public stockholders. As such, a portion of this rebate was sent to the financial institutions that had submitted share redemptions on behalf of their investor clients ahead of the Special Meeting and the balance to the trust account. The redemption rebate payments total $132,263 ($0.00930008 per redeemed share), with $1,426 returned to the trust account. In connection with the extension on February 13, 2024, stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) will be removed from the Trust Account to pay such holders and approximately $720,000 will remain in the Trust Account. Following the redemptions, the Company had 63,241 Public Shares outstanding.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Sponsor, officers, directors and initial stockholders of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

On January 12, 2023, the Company received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the requirements of the Nasdaq Listing Rules set forth in (i) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (ii) Listing Rule 5450(b)(2)(B), requiring a minimum 1,100,000 Publicly Held Shares, and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares. In addition, the Letter stated that the Company did not comply with either of the alternative requirements for continued listing on The Nasdaq Global Market under Listing Rules 5450(b)(1) or 5450(b)(3), or the requirements for continued listing on The Nasdaq Capital Market under Listing Rule 5550. The Letter also indicated that the Staff had concerns that the Company might no longer comply with the minimum 400 Total Holders requirement of Listing Rule 5450(a)(2) due to the substantial number of stockholder redemptions and low number of shares remaining outstanding. Additionally, the Letter indicated that, while companies are normally afforded compliance periods or the ability to submit a plan of compliance in order to be granted time to regain compliance, the Staff had determined to apply a more stringent criteria as permitted under Nasdaq Listing Rule 5101 to delist the Company’s securities from The Nasdaq Global Market. As a result, the Letter indicated that the Staff had determined to delist the Company’s securities from The Nasdaq Global Market. The Staff’s determination was based on the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission (the “SEC”) on December 28, 2022, in which the Company disclosed that holders of 14,221,705 shares of Class A common stock exercised their redemption rights in connection with a special meeting of stockholders held on December 21, 2022.

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

On March 2, 2023, Relativity had a hearing before the Panel to appeal the Staff’s delisting determination. After the hearing, the Panel requested additional information from Relativity, which was provided on April 12, 2023. On April 20, 2023, the Panel granted Relativity’s request to continue the listing of its securities on the Nasdaq Capital Market. However, the Panel did not remove the Trading Halt. As of the date of the issuance of these consolidated financial statements, the Trading Halt is still in place. There can be no assurance that the Trading Halt will be lifted prior to the Closing of the Business Combination.

On November 9, 2023, Relativity announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024. On February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $7,131 in its operating bank account and a working capital deficit of $1,613,413.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until February 15, 2025 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by February 15, 2025. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company has determined the more significant accounting estimates included in the consolidated financial statements is the determination of the fair value of derivative financial instruments as described below.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash of $7,131 and $1,429,804, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Investments Held in Trust Account

As of December 31, 2023 and 2022, the Company had $1,746,543 and $1,671,810, respectively, in investments held in the Trust Account that were held in money market funds which are primarily invested in U.S. treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic  820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature (except for the warrant liabilities – see Note 8).

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Net (Loss) Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net (loss) income per Class A share is the same for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

At December 31, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic (loss) income per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Year Ended
	December 31,
	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(80,308)	$3,737,946
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	153,295	13,017,825
Basic and diluted net (loss) income per share	$(0.52)	$0.29

Class A Common Stock non-redeemable
Numerator: Net loss allocable to Class A common stock	$(1,930,363)	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	3,684,742	—
Basic and diluted net loss per share	$(0.52)	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	$(294,818)	$1,014,948
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	562,758	3,534,675
Basic net (loss) income per share	$(0.52)	$0.29

Class B Common Stock (Diluted)
Numerator: Net income allocable to Class B common stock	$—	$1,014,948
Denominator: Weighted Average Class B common stock
Diluted weighted average shares outstanding	—	3,593,750
Diluted net income per share	$—	$0.28

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (0.6)% and 8.1% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

On December 21, 2022, the Company held the Meeting. At the Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 or such earlier date as determined by the Company’s Board of Directors, and to provide for up to two additional three-month extensions beyond August 15, 2023 for the period of time for the Company to consummate an initial Business Combination. In connection with the Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders and approximately $1.6 million remained in the Trust Account. Following redemptions, the Company has 153,295 Public Shares outstanding as of December 31, 2023 and 2022. In March 2023, the Company assessed and determined that an excess amount was withdrawn from the trust account for taxes in connection with the December 2022 redemptions. As such, in March 2023, the Company had a subsequent disbursement to redeeming stockholders in the amount of $132,263.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Concentration of Credit Risk

The Company had significant cash balances at financial institutions which throughout the year regularly exceeded the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

In August 2020, FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of April 13, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Accordingly, at December 31, 2023 and 2022, 153,295 shares of common stock subject to possible redemption are presented at redemption value of $11.25 and $11.78 per share, as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s consolidated balance sheets, respectively.

The shares of Class A common stock are accounted for in accordance with the guidance in ASC Topic 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and (accumulated deficit) retained earnings.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

As of December 31, 2023 and 2022, the common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO	$143,750,000
Less:
Proceeds allocated to Public Warrants	(4,600,256)
Class A common stock issuance cost	(3,765,151)
Redemptions	(146,413,246)
Plus:
Remeasurement of carrying value to redemption value	12,834,467
Common stock subject to possible redemption, December 31, 2022	1,805,814
Less:
Redemptions	(132,263)
Plus:
Remeasurement of carrying value to redemption value	50,350
Common stock subject to possible redemption, December 31, 2023	$1,723,901

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

Note 5 — Related Party Transactions

Founder Shares

In May 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 3,750,000 shares of common stock (the “Founder Shares”). On December 14, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 511,250 Founder Shares, which the Company cancelled. On December 14, 2021, an aggregate of 355,000 shares of Class B common stock were issued to A.G.P. (the “Representative”), resulting in an aggregate of 3,593,750 shares of Class B common stock outstanding. On January 12, 2022, the Sponsor transferred 176,094 Founder Shares to George Syllantavos, and 28,750 Founder Shares to Anastasios Chrysostomidis. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 14,375,000 Units if the underwriters’ over-allotment option were exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. The underwriters’ over-allotment option was exercised in full, and no Founder Shares were forfeited.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On August 10, 2023, the Company issued a promissory note to SVES LLC under which SVES LLC agreed to extend to the Company $300,000 for working capital purposes. The promissory note is non-interest bearing and payable at the Closing of the Business Combination. In the event the transactions contemplated by the Business Combination Agreement are not consummated, this promissory note shall be null and void and the Company shall not have any obligation to the payee. As of December 31, 2023, SVES LLC had funded $15,600 on the promissory note and had $284,400 available for withdrawal.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred and paid $120,000 of administrative service fees. For the year ended December 31, 2022, the Company incurred and paid $105,000 of administrative service fees. As of December 31, 2023 and 2022, payables related to the administrative service fee amounted to $15,000 and $0, respectively.

Due to Related Party

At December 31, 2023 and 2022, the Company had $889 and $5,059 due to a related party, respectively.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At December 31, 2023 and 2022, $3,047 is included in due from sponsor in the accompanying consolidated balance sheets.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of December 31, 2023, no expense has been recorded as the Business Combination is not deemed probable.

Business Combination Agreement

On February 13, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) the Company (ii) Relativity Holdings Inc., a Delaware corporation and a wholly owned subsidiary of Relativity (“Pubco”), (iii) Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (the “Merger Sub”), (iv) SVES GO, LLC, a Florida limited liability company, SVES LLC, a Florida limited liability company, SVES CP LLC, a Florida limited liability company and SVES Apparel LLC, a Florida limited liability company (collectively, the “Operating Companies” or “SVES”), (v) SVGO LLC, ESGO LLC, SV Apparel LLC, and ES Business Consulting LLC (each a “Seller”), (vi) Timothy J. Fullum and Salomon Murciano, (vii) the Sponsor and (viii) Timothy J. Fullum. SVES is a key intermediary connecting full-price fashion brands with off-price retailers that are able to sell inventory that would otherwise be sold or disposed of by full-price brands at a significant loss. At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), in accordance with the DGCL, (a) the Merger Sub will merge with and into the Company, with the Company surviving the Business Combination as a wholly owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interest in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $632,000,000, to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of the Company will be converted into one Pubco public warrant and each private warrant of the Company will be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Company warrants, except that in each case they will represent the right to acquire shares of Pubco common stock in lieu of shares of Class A common stock.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On May 15, 2024, the Company and SVES mutually terminated the SVES Business Combination Agreement. As part of the termination the SVES Promissory Note was declared null and void.

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,746,543	$1,746,543	$—	$—
Liabilities:
Public Warrants	$503,125	$—	$—	$503,125
Private Warrants	22,882	—	—	22,882
Warrant Liabilities	$526,007	$—	$—	$526,007

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,671,810	$1,671,810	$—	$—
Liabilities:
Public Warrants	$432,688	$—	$432,688	$—
Private Warrants	20,434	—	—	20,434
Warrant Liabilities	$453,122	$—	$432,688	$20,434

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2023, there was a transfer of $503,125 from Level 2 to Level 3. During the year ended December 31, 2022, there was a transfer of $1,293,750 from Level 3 to Level 2.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. On December 31, 2022, the Public Warrants were reclassified to Level 2 as no trading activity took place on the reporting dates. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. For the year ended December 31, 2023, the Warrants were valued utilizing the market approach. The Company used the median warrant trading price of market comparable Special Purpose Acquisition Companies due to the lack of trading activity of the Company's warrants. The Company chose Special Purpose Acquisition Companies with a similar initial public offering size and warrant coverage for the analysis. This approach requires a significant amount of judgment and is highly susceptible to variability based on the sample of comparable Special Purpose Acquisition Companies used. The changes in the fair value of the Company's Warrants have an effect on the Company's net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022:

December 31, 2022
Strike price	$12.65
Share price	$10.00
Volatility	7.20%
Risk-free rate	4.73%
Expected term (years)	0.96

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2023 and 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	10,357
Warrant liabilities at March 31, 2023	30,791
Change in fair value of warrant liabilities	—
Warrant liabilities at June 30, 2023	30,791
Change in fair value of warrant liabilities	—
Warrant liabilities at September 30, 2023	30,791
Change in fair value of warrant liabilities	(7,909)
Transfer to Level 3 from Level 2	503,125
Warrant liabilities at December 31, 2023	$526,007

Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(1,894,764)
Warrant liabilities at March 31, 2022	2,915,124
Change in fair value of warrant liabilities	(1,562,005)
Transfer to Level 2	(1,293,750)
Warrant liabilities at June 30, 2022	59,369
Change in fair value of warrant liabilities	(19,573)
Warrant liabilities at September 30, 2022	39,796
Change in fair value of warrant liabilities	(19,362)
Warrant liabilities at December 31, 2022	$20,434

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2023 and 2022 is summarized as follows:

Warrant
Liability
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	2,448
Transfer to Level 3 from Level 2	503,125
Warrant liabilities at December 31, 2023	$526,007

Warrant
Liability
Warrant liabilities at December 31, 2021	$—
Issuance of Public and Private Placement Warrants	4,809,888
Change in fair value of warrant liabilities	(3,495,704)
Transfer to Level 1	(1,293,750)
Warrant liabilities at December 31, 2022	$20,434

During the year ended December 31, 2023, there was a transfer of $503,125 from Level 2 to Level 3. During the year ended December 31, 2022, there was a transfer of $1,293,750 from Level 3 to Level 2.

Note 8 — Warrant Liability

As of December 31, 2023 and 2022, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Note 9 — Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 4,247,499 and 653,750 shares of Class A common stock issued or outstanding, respectively, excluding 153,295 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 1 and 3,593,750 shares of Class B common stock issued and outstanding, respectively. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The remaining share of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO (not including the shares of Class A common stock issuable to the Representative) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for the initial Business Combination; (ii) negotiation with Class A stockholders on structuring an initial Business Combination; or (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock. If such adjustment is not waived, the issuance would not reduce the percentage ownership of holders of the Class B common stock but would reduce the percentage ownership of holders of the Class A common stock. If such adjustment is waived, the issuance would reduce the percentage ownership of holders of both classes of the Company’s common stock. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issues in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

Note 10 — Income Tax

The Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Organizational costs/start-up expenses	$658,644	$226,455
Total deferred tax assets	658,644	226,455
Valuation allowance	(658,644)	(226,455)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	For the year ended December 31,	For the year ended December 31,
	2023	2022
Federal
Current	$13,333	$423,654
Deferred	(432,190)	(225,279)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	432,190	224,963
Provision for income taxes	$13,333	$423,338

As of December 31, 2023 and 2022, the Company has $0 and $0, respectively, of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the years ended December 31, 2023 and 2022. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $432,190 and $224,963, respectively.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(0.6)%	(17.7)%
Acquisition facilitative expenses	(2.1)%	0.0%
Change in valuation allowance	(18.9)%	4.8%
Income tax provision	(0.6)%	8.1%

The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to income tax examinations by major taxing authorities. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based on this review, besides the event below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025. In connection with the extension on February 13, 2024, stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) will be removed from the Trust Account to pay such holders and approximately $720,000 will remain in the Trust Account. Following the redemptions, the Company had 63,241 Public Shares outstanding.

On February 13, 2024, the Company borrowed $3,541.50 from SVES, which amount was deposited into the Company’s Trust Account on that day in connection with an extension of the date by which the Company has to consummate an initial business combination. The borrowing was made under the terms of a promissory note in the aggregate principal amount of up to $42,498, pursuant to which SVES agreed to loan the Company up to $42,498 in connection with the Company extending the date by which it must consummate its initial business combination from February 15, 2024 to February 15, 2025.

Under the terms of the Note, SVES (or its affiliates or permitted designees) shall deposit $3,541.50 per month (approximately $0.056 per public share that is not redeemed) into the Company’s trust account for each calendar month (commencing on February 15, 2024 and ending on the 15th day of each subsequent month) until February 15, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $42,498.

On March 27, 2024, Mr. John Anthony Quelch resigned from the Company. The resignation was not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

On May 15, 2024, the Company and SVES mutually terminated the SVES Business Combination Agreement. As part of the termination the SVES Promissory Note was declared null and void.

On June 3, 2024, Nasdaq filed a form 25-NSE removing and delisting the Company’s securities from Nasdaq and Section 12b of the Securities and Exchange Act.

On July 11, 2024, the Company announced that it entered into a non-binding Letter of Intent (“LOI”) providing for a proposed business combination (the “Transaction”) that will result in the Company acquiring 100% of the outstanding equity and equity equivalents of 4503309 Nova Scotia Ltd., (to be renamed “Mazaii Corp Ltd.”) (“Mazaii”) The LOI and Transaction values Mazaii at an initial enterprise value of $500 million USD. The completion of the Transaction is contingent upon several factors, including the completion of due diligence, the negotiation of a definitive agreement, the satisfaction of the conditions negotiated therein, applicable regulatory approvals, and approval of the transaction by the board and stockholders of both companies. The Company also agrees to procure Pre-IPO Financing of not less than $50,000,000 on terms that are acceptable to the Company. Upon reaching a definitive agreement, the parties shall disclose additional details regarding the proposed transaction. Subject to the absence of unforeseen circumstances, the transaction is anticipated to be finalized in the second half of this year. There are no guarantees that the Company will be able to close this Transaction by the February 15, 2025 deadline or at all.

On July 15, 2024, the Company entered into a promissory note (“Mazaii note”) with Mazaii Corp Ltd. pursuant to which Mazaii agreed to loan the Company an aggregate principal amount of up to $250,000. The Mazaii note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Mazaii note shall be null and void and the Company shall not have any obligation to the Payee hereunder. As of this filing, the Company has borrowed the full $250,000 and no further withdrawals are available.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 10, 2022, by and between the Company and A.G.P. / Alliance Global Partners. (3)
1.2	Business Combination Marketing Agreement, dated February 10, 2022, by and between the Company and A.G.P./Alliance Global Partners. (3)
2.1	Business Combination Agreement, dated as of February 13, 2023, by and among the Company, Relativity Holdings, Inc., Relativity Purchaser Merger Sub Inc., SVES GO, LLC, SVES LLC, SVES CP LLC, SVES Apparel LLC, SVGO LLC, ESGO LLC, SV Apparel LLC, ES Business Consulting LLC, Timothy J. Fullum, in his individual capacity, Salomon Murciano, Relativity Acquisition Sponsor, LLC, in the capacity as the Purchaser Representative, and Timothy J. Fullum, in the capacity as the Seller Representative.^ (6)
2.2	First Amendment to Business Combination Agreement, dated March 20, 2023, by and among the Company, Relativity Acquisition Sponsor, LLC, as the Purchaser Representative, and Timothy J. Fullum, as the Seller Representative. (7)
2.3	Second Amendment to Business Combination Agreement, dated April 19, 2023, by and among the Company, Relativity Acquisition Sponsor, LLC, as the Purchaser Representative, and Timothy J. Fullum, as the Seller Representative. (8)
2.4	Third Amendment to Business Combination Agreement, dated August 11, 2023, by and among the Company, Relativity Acquisition Sponsor, LLC, as the Purchaser Representative, and Timothy J. Fullum, as the Seller Representative. (9)
2.5	Fourth Amendment to Business Combination Agreement, dated as of February 14, 2024, by and among the Company, Relativity Acquisition Sponsor, LLC, as the Purchaser Representative, and Timothy J. Fullum, as the Seller Representative. (11)
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation. (5)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation. (10)
3.4	By Laws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Securities Subscription Agreement, dated May 28, 2021, between the Registrant and Relativity Acquisition Sponsor LLC. (1)
10.2	Amended and Restated Promissory Note, dated September 30, 2021, issued to Relativity Acquisition Sponsor LLC. (1)
10.3	Securities Subscription Agreement, dated December 14, 2021, between the Registrant and A.G.P. (1)
10.4	Form of Indemnity Agreement. (2)
10.5	Registration Rights Agreement, dated February 10, 2022, by and among the Company and certain security holders. (3)
10.6	Letter Agreement, dated February 10, 2022, by and among the Company, its officers and directors and Relativity Acquisition Sponsor LLC. (3)
10.7	Investment Management Trust Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.8	Unit Subscription Agreement, dated February 10, 2022, by and between the Company and Relativity Acquisition Sponsor LLC. (3)
10.9	Administrative Support Agreement by and between the Company and 77th Division LLC. (3)
10.10	Promissory Note, dated as of August 10, 2023, issued to SVES LLC.*
10.11	Amendment to the Investment Management Trust Agreement, dated February 13, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (10)
10.12	Promissory Note, dated as of February 13, 2024, issued to SVES LLC. (10)
14	Code of Ethics. (4)

21	SVES, Inc.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Amended Audit Committee Charter. (4)
99.2	Amended Compensation Committee Charter. (4)
99.3	Nominating and Corporate Governance Committee Charter.(4)
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 29, 2023.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

^	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-262156), filed with the SEC on January 13, 2022.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262156), filed with the SEC on January 28, 2022.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2022.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2023.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2023.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2023.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2024.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2024	RELATIVITY ACQUISITION CORP.

	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tarek Tabsh	Chief Executive Officer and Chairman	September 26, 2024
Tarek Tabsh	(Principal Executive Officer)

/s/ Steven Berg	Chief Financial Officer	September 26, 2024
Steven Berg	(Principal Financial and Accounting Officer)

/s/ Emily Paxhia	Director	September 26, 2024
Emily Paxhia

/s/ Francis Knuettel II	Director	September 26, 2024
Francis Knuettel II