Form 10-Q
period 2024-03-31
Relativity Acquisition Corp
filed 2025-02-04
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 3, 2025, there were 4,310,740 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$524	$7,131
Prepaid expense	5,156	8,092
Due from sponsor	3,047	3,047
Total current assets	8,727	18,270
Cash and investments held in Trust Account	728,786	1,746,543
Total Assets	$737,513	$1,764,813

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$889	$889
Accrued costs and expenses	1,916,734	1,595,283
Income tax payable	—	1,911
Excise tax payable	10,192	—
Promissory – related party	98,588	15,600
Franchise tax payable	2,000	18,000
Total current liabilities	2,028,403	1,631,683
Warrant liabilities	368,205	526,007
Total Liabilities	2,396,608	2,157,690

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 63,241 and 153,295 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, at a redemption value of approximately $11.45 and $11.25 per share, respectively (Note 3)	724,055	1,723,901

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 63,241 and 153,295 shares subject to possible redemption as of March 31, 2024 and December 31, 2023)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Accumulated deficit	(2,383,574)	(2,117,202)
Total Stockholders’ Deficit	(2,383,150)	(2,116,778)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$737,513	$1,764,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$407,744	$1,061,055
Loss from operations	(407,744)	(1,061,055)

Other income (expense):
Change in fair value of warrant liabilities	157,802	(254,731)
Interest income on investment held in Trust Account	16,109	16,009
Total other income (expense), net	173,911	(238,722)

Loss before provision for income taxes	(233,833)	(1,299,777)
Provision for income taxes	(2,963)	(1,986)
Net loss	$(236,796)	$(1,301,763)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	107,267	153,295
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.05)	$(0.30)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	1,945,884
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.05)	$(0.30)
Basic and diluted weighted average shares outstanding, Class B common stock	1	2,301,616
Basic and diluted net loss per common stock, Class B common stock	$(0.05)	$(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	4,247,499	$424	1	$—	$—	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(19,384)	(19,384)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	—	—	(236,796)	(236,796)
Balance as of March 31, 2024 (unaudited)	4,247,499	424	1	—	—	—	(2,383,574)	(2,383,150)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ Equity
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	(Deficit)
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$—	$—	$238,637	$239,061
Conversion of Class B shares to Class A shares	3,593,749	359	(3,593,749)	(359)	—	—	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(13,047)	(13,047)
Net loss	—	—	—	—	—	—	(1,301,763)	(1,301,763)
Balance as of March 31, 2023 (unaudited)	4,247,499	424	1	—	—	—	(1,076,173)	(1,075,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(236,796)	$(1,301,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investment held in Trust Account	(16,109)	(16,009)
Change in fair value of derivative warrant liabilities	(157,802)	254,731
Changes in operating assets and liabilities:
Prepaid expense	2,936	(27,702)
Accrued costs and expenses	321,450	604,185
Income taxes payable	(1,911)	1,986
Franchise tax payable	(16,000)	(25,500)
Due to Related Party	—	(5,059)
Net cash used in operating activities	(104,232)	(515,131)

Cash flows from investing activities:
Investment of cash in Trust Account	(10,509)	(10,000)
Interest withdrawal for tax obligations	25,145	—
Cash withdrawn from Trust Account in connection with redemption	(1,019,230)	—
Net cash used in investing activities	(1,004,593)	(10,000)

Cash flows from financing activities:
Proceeds from issuance of promissory note – related party	82,988	—
Redemption of ordinary shares	1,019,230	(132,263)
Net cash provided by (used in) financing activities	1,102,218	(132,263)

Net change in cash	(6,607)	(657,394)
Cash, beginning of the period	7,131	1,429,804
Cash, end of the period	$524	$772,410

Supplementary cash flow information:
Cash paid for federal income taxes	$5,030	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On March 2, 2023, Relativity had a hearing before the Panel to appeal the Staff’s delisting determination. After the hearing, the Panel requested additional information from Relativity, which was provided on April 12, 2023. On April 20, 2023, the Panel granted Relativity’s request to continue the listing of its securities on the Nasdaq Capital Market. However, the Panel did not remove the Trading Halt. As of the date of the issuance of these condensed consolidated financial statements, the Trading Halt is still in place. There can be no assurance that the Trading Halt will be lifted prior to the Closing of the Business Combination.

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

On July 11, 2024, the Company announced that it entered into a non-binding Letter of Intent (“LOI”) providing for a proposed business combination (the “Transaction”) that will result in the Company acquiring 100% of the outstanding equity and equity equivalents of 4503309 Nova Scotia Ltd., (to be renamed “Mazaii Corp Ltd.”) (“Mazaii”). The exclusivity period of the LOI expired on September 12, 2024 by which time both parties had chosen to not proceed.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On February 13, 2024, the Company’s stockholders redeemed 90,054 public shares of common stock, for a total redemption amount of $1,019,230. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of March 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2024, the Company recorded $10,192 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $524 in its operating bank account and a working capital deficit of $2,019,676.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on September 26, 2024.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company has determined the more significant accounting estimates included in the condensed consolidated financial statements is the determination of the fair value of derivative financial instruments as described below.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had cash of $524 and $7,131, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

As of March 31, 2024, the Company held $728,786 in cash in its Trust Account. Additionally, as of December 31, 2023, the Company had $1,746,543 in investments within the Trust Account, primarily consisting of money market funds invested in U.S. Treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net (loss) income per Class A share is the same for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

At March 31, 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic (loss) income per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months
	Ended March 31,
	2024	2023
Class A Common Stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock	$(5,833)	$(45,345)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	107,267	153,295
Basic and diluted net loss per share	$(0.05)	$(0.30)

Class A Common Stock non-redeemable
Numerator: Net loss allocable to Class A common stock	$(230,963)	$(575,596)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	1,945,884
Basic and diluted net loss per share	$(0.05)	$(0.30)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$(680,822)
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	2,301,616
Basic and diluted net loss per share	$(0.05)	$(0.30)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 1.27% and 0.15% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

On February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025. In connection with the extension on February 13, 2024, stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders and approximately $720,000 remained in the Trust Account. Following the redemptions, the Company had 63,241 Public Shares outstanding.

Following redemptions, the Company has 63,241 and 153,295 Public Shares outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Accordingly, at March 31, 2024 and December 31, 2023, 153,295 shares of common stock subject to possible redemption are presented at redemption value of $11.45 and $11.25 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

As of March 31, 2024 and December 31 2023, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	$1,723,901
Less:
Redemptions	(1,019,230)
Plus:
Remeasurement of carrying value to redemption value	19,384
Common stock subject to possible redemption, March 31, 2024	$724,055

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

On August 10, 2023, the Company issued a promissory note to SVES LLC under which SVES LLC agreed to extend to the Company $300,000 for working capital purposes. The promissory note is non-interest bearing and payable at the Closing of the Business Combination. In the event the transactions contemplated by the Business Combination Agreement are not consummated, this promissory note shall be null and void and the Company shall not have any obligation to the payee. As of March 31, 2024, SVES LLC had funded $98,588 on the promissory note and had $201,412 available for withdrawal.

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

On July 15, 2024, the Company entered into a promissory note (“Mazaii Note”) with Mazaii Corp Ltd. pursuant to which Mazaii agreed to loan the Company an aggregate principal amount of up to $250,000. The Mazaii note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Mazaii note shall be null and void and the Company shall not have any obligation to the Payee hereunder. The exclusivity period of the LOI expired on September 12, 2024 by which time both parties had chosen to not proceed. As a result, the Mazaii Note became null and void. The Company has borrowed the full $250,000 under the Mazaii Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024, the Company incurred $30,000 of administrative service fees and $45,000 payable recoded as accrued costs and expenses on the accompanying balance sheets. For the three months ended March 31, 2023, the Company incurred $30,000 of administrative service fees, $30,000 of which were paid.

Due to Related Party

At March 31, 2024 and December 31, 2023, the Company $889 due to a related party.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At March 31, 2024 and December 31, 2023, $3,047 is included in due from sponsor in the accompanying condensed consolidated balance sheets.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of March 31, 2024, no expense has been recorded as the Business Combination is not deemed probable.

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

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants	$352,188	$—	$—	$352,188
Private Warrants	16,017	—	—	16,017
Warrant Liabilities	$368,205	$—	$—	$368,205

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,746,543	$1,746,543	$—	$—
Liabilities:
Public Warrants	$503,125	$—	$—	$503,125
Private Warrants	22,882	—	—	22,882
Warrant Liabilities	$526,007	$—	$—	$526,007

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2023, there was a transfer of $503,125 from Level 2 to Level 3.

The warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. On December 31, 2022, the Public Warrants were reclassified to Level 2 as no trading activity took place on the reporting dates. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Warrants were valued utilizing the market approach. The Company used the median warrant trading price of market comparable Special Purpose Acquisition Companies due to the lack of trading activity of the Company's warrants. The Company chose Special Purpose Acquisition Companies with a similar initial public offering size and warrant coverage for the analysis. This approach requires a significant amount of judgment and is highly susceptible to variability based on the sample of comparable Special Purpose Acquisition Companies used. The changes in the fair value of the Company's Warrants have an effect on the Company's net income, however, the changes in fair value have no effect on the cash flows of the Company.

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2024 and 2023 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2023	$526,007
Change in fair value of warrant liabilities	(157,802)
Warrant liabilities at March 31, 2024	$368,205

Warrant
Liabilities
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	10,357
Warrant liabilities at March 31, 2023	$30,791

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2023 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	2,448
Transfer to Level 3 from Level 2	503,125
Warrant liabilities at December 31, 2023	$526,007

During the year ended December 31, 2023, there was a transfer of $503,125 from Level 2 to Level 3.

Note 8 — Warrant Liabilities

As of March 31, 2024 and December 31, 2023, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 4,247,499 shares of Class A common stock issued or outstanding, respectively, excluding 63,241 and 153,295 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based on this review, besides the event below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On May 15, 2024, the Company and SVES mutually terminated the SVES Business Combination Agreement. As part of the termination the SVES Promissory Note was declared null and void.

On July 15, 2024, the Company entered into a promissory note (“Mazaii note”) with Mazaii Corp Ltd. pursuant to which Mazaii agreed to loan the Company an aggregate principal amount of up to $250,000. The Mazaii note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Mazaii note shall be null and void and the Company shall not have any obligation to the Payee hereunder. The exclusivity period of the LOI expired on September 12, 2024 by which time both parties had chosen to not proceed. As a result, the Mazaii Note became null and void. The Company has borrowed the full $250,000 under the Mazaii Note.

On July 11, 2024, the Company announced that it entered into a non-binding Letter of Intent (“LOI”) providing for a proposed business combination (the “Transaction”) that will result in the Company acquiring 100% of the outstanding equity and equity equivalents of 4503309 Nova Scotia Ltd., (to be renamed “Mazaii Corp Ltd.”) (“Mazaii”).

Resignation of a Director

On January 31, 2025, Mr. Francis Knuettel II, resigned as a Board member and as a member of our Audit Committee. Mr. Knuettel II had no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

Appointment of Directors

On February 1, 2025 the Company appointed David Kane as a Director and Chair of the Audit Committee, and Jessica Assaf as a Director and Chair of the Compensation Committee.

David Kane, Age 62:  has been the CEO of Morkan Enterprises, LLC, a consulting firm that provides accounting and CFO services, since 2016.  Mr. Kane is a certified public accountant and started his career with Arthur Anderson & Co. His career includes Walt Disney Company as a financial analyst where he provided cost accounting to Disney’s construction of EuroDisney. Later, Mr. Kane was a controller at Virgin Records where he led the acquisitions of two hip-hop record labels. He later became CFO or the fractional CFO for several private and public companies, where he led operations, public and private capital raises, IPO’s, debt restructuring, mergers and acquisitions, system implementations and strategic initiatives.  Currently, Mr. Kane is the Director of Technical Accounting and SEC reporting with Skillz, Inc. (NASDAQ: “SKLZ”). Mr. Kane was raised in Los Angeles, California and is an alumnus of UCLA. He now lives in Henderson, Nevada and is married and father of two. For the aforementioned reasons the Company believes that adding Mr. Kane to its Board of Directors will be beneficial to the Company.

Jessica Assaf, Age 35, is an award-winning entrepreneur and activist dedicated to improving health and well-being through business. Her advocacy journey began at the age of 15, focusing on safe products, corporate accountability, consumer wellness and female empowerment. In high school, Assaf co-founded Teens for Safe Cosmetics, a group that successfully lobbied for the California Safe Cosmetics Act of 2005, requiring manufacturers to disclose harmful ingredients in personal care products. Assaf earned her undergraduate degree from New York University’s Gallatin School and later received her MBA from Harvard Business School, during which she co-founded RAW IS EVERYTHING, a clean skincare company that achieved national distribution. In 2019, Assaf co-founded Prima, a purpose-driven wellness brand and Public Benefit Corporation (B Corp) that was acquired in 2023. Since 2023, Ms. Assaf has been the Director of Communications at OSEA Malibu and works with purpose-driven companies on branding, marketing, social media, retail strategy, PR and partnerships. Throughout her career, Assaf has been recognized for her contributions to health advocacy and entrepreneurship, including being named to Forbes’ 30 Under 30 list in 2020.

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

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2024, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2024, we had net loss of $236,796, which consists of provision for income taxes of $2,963 and formation and operating costs of $407,744, offset by a change in the fair value of warrant liability of $157,802 and income from investment in trust account of $16,109.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $524 in its operating bank account and a working capital deficit of $2,019,676.

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

Following the closing of our Initial Public Offering, $146,625,000.00 from the net proceeds of the sale of the Units in our Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in the Trust Account maintained by Continental, as trustee. In connection with our 2022 Special Meeting held on December 21, 2022, stockholders holding 14,221,705 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders. On February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025 (the “Combination Period”). In connection with the extension on February 13, 2024, stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders and approximately $720,000 will remain in the Trust Account. Following the redemptions, the Company had 63,241 Public Shares outstanding. As of March 31, 2024 and December 31, 2023, approximately $728,786 and $1,746,543 remained in the trust account.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

On August 10, 2023, we issued the SVES Promissory Note to SVES LLC under which SVES LLC agreed to extend us $300,000 for working capital purposes. The SVES Promissory Note is non-interest bearing and payable on the closing of the SVES Business Combination. In the event the SVES Business Combination is not consummated, the SVES Promissory Note shall be null and void and we shall not have any obligation to the payee. As of March 31, 2024 and, SVES LLC had funded $98,588 on the promissory note and had $201,412 available for withdrawal. Due to the termination of the SVES Business Combination, on May 15, 2024, the SVES Promissory Note is null and void.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, we incurred $30,000 of administrative service fees.

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

Subsequent Events

Resignation of a Director

On January 31, 2025, Mr. Francis Knuettel II, resigned as a Board member and as a member of our Audit Committee. Mr. Knuettel II had no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

Appointment of Directors

On February 1, 2025 the Company appointed David Kane as a Director and Chair of the Audit Committee, and Jessica Assaf as a Director and Chair of the Compensation Committee.

David Kane, Age 62:  has been the CEO of Morkan Enterprises, LLC, a consulting firm that provides accounting and CFO services, since 2016.  Mr. Kane is a certified public accountant and started his career with Arthur Anderson & Co. His career includes Walt Disney Company as a financial analyst where he provided cost accounting to Disney’s construction of EuroDisney. Later, Mr. Kane was a controller at Virgin Records where he led the acquisitions of two hip-hop record labels. He later became CFO or the fractional CFO for several private and public companies, where he led operations, public and private capital raises, IPO’s, debt restructuring, mergers and acquisitions, system implementations and strategic initiatives.  Currently, Mr. Kane is the Director of Technical Accounting and SEC reporting with Skillz, Inc. (NASDAQ: “SKLZ”). Mr. Kane was raised in Los Angeles, California and is an alumnus of UCLA. He now lives in Henderson, Nevada and is married and father of two. For the aforementioned reasons the Company believes that adding Mr. Kane to its Board of Directors will be beneficial to the Company.

Jessica Assaf, Age 35: is an award-winning entrepreneur and activist dedicated to improving health and well-being through business. Her advocacy journey began at the age of 15, focusing on safe products, corporate accountability, consumer wellness and female empowerment. In high school, Assaf co-founded Teens for Safe Cosmetics, a group that successfully lobbied for the California Safe Cosmetics Act of 2005, requiring manufacturers to disclose harmful ingredients in personal care products. Assaf earned her undergraduate degree from New York University’s Gallatin School and later received her MBA from Harvard Business School, during which she co-founded RAW IS EVERYTHING, a clean skincare company that achieved national distribution. In 2019, Assaf co-founded Prima, a purpose-driven wellness brand and Public Benefit Corporation (B Corp) that was acquired in 2023. Since 2023, Ms. Assaf has been the Director of Communications at OSEA Malibu and works with purpose-driven companies on branding, marketing, social media, retail strategy, PR and partnerships. Throughout her career, Assaf has been recognized for her contributions to health advocacy and entrepreneurship, including being named to Forbes’ 30 Under 30 list in 2020.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our financial statements and the notes thereto contained elsewhere in this Report, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Accordingly, as of March 31, 2024 and December 31, 2023, 63,241 and 153,295 shares of Class A Common Stock subject to possible redemption, respectively, were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet contained elsewhere in this Report. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against accumulated deficit.

In connection with the 2022 Special Meeting on December 21, 2022, stockholders holding 14,221,705 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account (approximately $10.29 per Public Share). Following the redemptions there were 153,295 Public Shares outstanding and a total of 807,045 shares of Class A Common Stock were outstanding, including the 653,750 shares of Class A Common Stock that were beneficially owned by our Sponsor.

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

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20), and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of April 13, 2021. That adoption of ASU 2020-06 did not have an impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were operating effectively as of the end of the period covered by this report, except for a material weakness for the timely close and filing of regulatory filings.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the February 14, 2022, (ii) its Annual Report on Form 10-K filed with the SEC on March 31, 2023 and September 16, 2024, and (iii) its Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022, August 15, 2022, November 14, 2022, May 15, 2023 and August 14, 2023, respectively.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

RELATIVITY ACQUISITION CORP.

Date: February 4, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)