Form 10-K
period 2024-12-31
Relativity Acquisition Corp
filed 2025-04-15
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of April 11, 2025 there were 4,310,740 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the Company has until February 15, 2026 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date (as further described below – Initial Business Combination);

●	our ability to complete our initial Business Combination(as defined below);

●	our expectations around the performance of the prospective target business or businesses (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Stockholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if necessary;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading is uncertain, as it is unknown when the Trading Halt (as defined below) issued pursuant to the Determination Letter (as defined below) will be lifted;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on March 31, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;

●	“2022 Special Meeting” are to our special meeting of stockholders held on December 21, 2022;

●	“2023 Annual Meeting” are to our annual meeting of stockholders held on December 22, 2023;

●	“2024 Special Meeting” are to our special meeting of stockholders held on February 13, 2024;

●	“2025 Special Meeting” are to our special meeting of stockholders held on February 13, 2025;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 10, 2022, we entered into with an affiliate of our Sponsor;

●	“A.G.P.” are to A.G.P./Alliance Global Partners, as representative of the underwriters of our Initial Public Offering (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors,” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 10, 2022, we entered into with A.G.P.

●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;

●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the 48-month period (from the closing of the Initial Public Offering to February 15, 2026), or such earlier date as determined by our Board, as extended by the Second Extension (as defined below), unless further extended pursuant to the Second Amended and Restated Charter (as defined below) consistent with applicable laws, regulations and stock exchange rules, that we have to consummate an initial Business Combination if all deposits into the Trust Account are made under the Second Extension Promissory Note (as defined below);

●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;

●	“Company,” “our,” “we,” or “us” are to Relativity Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Determination Letter” are to the letter we received from the Listing Qualifications Staff of Nasdaq (as defined below) on January 12, 2023, notifying us of the Trading Halt given that we no longer complied with the requirements (i) Listing Rule 5450(b)(2)(B), requiring a minimum of $50 million Market Value of Listed Securities; (ii) Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares; and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2023 to February 15, 2024, including the Funded Extension Periods (as defined below), as approved by our stockholders at the 2022 Special Meeting.

●	“Founder Share Conversion” are to the 3,593,749 shares of Class A Common Stock issued on February 27, 2023 to the Sponsor (as defined below), A.G.P., George Syllantavos and Anastasios Chrysostomidis, upon the conversion of an equal number of shares of Class B Common Stock held as Founder Shares;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor and other Initial Stockholders and the shares of Class A Common Stock that (i) will be issued upon conversion of the Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;

●	“Funded Extension Period” are to each additional three-month period in the First Extension that the Sponsor could extend the period of time to consummate a Business Combination for up to two times beyond August 15, 2023 without stockholder approval (for a total of up to 24 months from the closing of the Initial Public Offering to complete a Business Combination) subject to our deposit of an aggregate of $1,000 from our working capital into the Trust Account for each three-month period;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to our initial public offering that was consummated on February 15, 2022;

●	“Initial Stockholders” are to our Sponsor, A.G.P. and any other holders of our Founder Shares prior to our Initial Public Offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured amended and restated promissory note in the aggregate principal amount of $300,000 issued to our Sponsor on September 30, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 13, 2022, as amended, and declared effective on February 10, 2022 (File No. 333-262156);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated February 10, 2022, we entered into with our Initial Stockholders, and our officers and directors ;

●	“Management” or our “Management Team” are to our executive officers and directors;

“Merger Sub” are to Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (as defined below);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the Private Placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Shares” are to the shares of our Class A Common Stock included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units (as defined below) sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;

●	“Private Placement Warrants” are to the warrants underlying the Private Placement Units issued to our Sponsor in the Private Placement, which Private Placement Warrants are identical to the Public Warrants sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;

●	“Pubco” are to Relativity Holdings Inc., a Delaware corporation and our wholly-owned subsidiary;

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or members of our Management Team hold Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market) and to the Private Placement Warrants if held by third parties other than our Initial Stockholders in each case, following the consummation of our initial Business Combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 10, 2022, we entered into with our Initial Stockholders;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Amended and Restated Charter” are to our Second Amended and Restated Certificate of Incorporation, as amended and currently in effect;

v

●	“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2024 to February 15, 2025 (or such earlier date as determined by our Board), as approved by our stockholders at the 2024 Special Meeting and in accordance with the terms of the Second Extension Promissory Note;

●	“Second Extension Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $42,498 issued to SVES LLC on February 13, 2024 in connection with the Second Extension;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Relativity Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Third Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2025 to February 15, 2026 (or such earlier date as determined by our Board), as approved by our stockholders at the 2025 Special Meeting and in accordance with the terms of the Third Extension Promissory Note;

●	“Third Extension Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $42,498 issued to SVES LLC on February 13, 2025 in connection with the Third Extension;

●	“Trading Halt” are to the Nasdaq staff’s determination on January 11, 2023, to halt trading in our securities pursuant to the Determination Letter.

●	“Trust Account” are to the U.S.-based trust account in which an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement Amendment” are to an amendment to the Investment Management Trust Agreement, dated as of February 10, 2022, we entered into with Continental, as trustee of the Trust Account, permitting Continental to invest funds from the Trust Account in an interest-bearing demand deposit account, as approved by our stockholders at the 2024 Special Meeting;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain our directors and officers may, but are not obligated to, loan us.

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

We have extended our time to complete a business combination three times, with our stockholders having the ability to redeem each time. We currently have until February 15, 2026 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Fourth Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules). Following such redemptions, there are currently 62,488 Public Shares outstanding and a total of 4,309,988 shares of Class A Common Stock and one share of Class B Common stock outstanding.

Instinct Brothers Co., Ltd Business Combination

On February 28, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) Relativity Acquisition Corp., a Delaware corporation (together with its successors, the “Purchaser”), (ii) Relativity Holdings Inc., a Delaware corporation and a wholly owned subsidiary of the Purchaser (“Pubco”), (iii) Relativity Purchaser Merger Sub II Inc., a company to be formed in the Cayman Islands and a wholly owned subsidiary of Pubco (the “Merger Sub” and the Merger Sub, collectively with the Purchaser and Pubco, the “Purchaser Parties”), (iv) Instinct Brothers Co., Ltd, a corporation organized under the laws of Japan (an “Operating Company” and “Target Company”) and its shareholder named on Annex I hereto ( “Seller”), (vi) Tomoki Nagano (“Founder”), (vii) Relativity Acquisition Sponsor, LLC, a Delaware limited liability company, in the capacity as the representative for the stockholders of Pubco (other than the Seller) (the “Purchaser Representative”), and (viii) Tomoki Nagano in the capacity as the representative for the Seller (the “Seller Representative”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Transaction.”

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (a) the Merger Sub will merge with and into Relativity, with Relativity surviving the merger as a wholly-owned subsidiary of Pubco, and (b) each Seller shall contribute all of its ownership interests in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $200,000,000 (the “Contribution Consideration”), to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of Relativity shall be converted into one Pubco public warrant and each private warrant of Relativity shall be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Relativity warrants, except that in each case they shall represent the right to acquire shares of Pubco common stock in lieu of shares of Relativity Class A common stock.

The obligations of the parties to complete the Closing are subject to various conditions. We are working toward completing the proposed business combination as soon as possible.

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

We have until February 15, 2026 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Second Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules). If we are unable to consummate an initial Business Combination within the Combination Period, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or stockholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our Initial Public Offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we are supported by A.G.P. and its team of investment banking professionals, each of whom have meaningful transaction experience, including in corporate finance, Business Combinations and acquisitions, equity and debt capital markets, strategic consulting and operations. A.G.P. has developed an extensive network of contacts and corporate relationships which we believe provides us with an important source of initial Business Combination opportunities. The collective experience, capability and network of our founders, directors and officers, and A.G. P. combined with their individual and collective reputations in the investment community, has helped to create prospective Business Combination opportunities. We received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will only pay a finder’s fee, consulting fee, advisory fee or other compensation to the extent such payment would be in compliance with all applicable laws and regulations. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated initial Business Combination. We agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement and reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Such fees has been accrued since December 2023. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial Business Combination candidate.

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

Item 2. Properties.

Our executive offices are located at 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169, and our telephone number is 888-710-4420. The cost for our use of this space is included in the $10,000 per month fee we agreed to pay to an affiliate of our Sponsor for office space, administrative and shared personnel support services, pursuant to the Administrative Support Agreement. Such fee has been accrued since December 2023. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

On January 11, 2023, Nasdaq determined to halt trading in our securities and on June 3, 2024, Nasdaq filed a form 25-NSE removing and delisting our securities from Nasdaq and Section 12b of the Securities and Exchange Act. Our securities are not currently trading. Prior to January 11, 2023, our Units, Public Shares and Public Warrants were each traded on Nasdaq under the symbols “RACYU,” “RACY” and “RACYW,” respectively. Our Units commenced public trading on February 11, 2022, and our Public Shares and Public Warrants commenced separate public trading on April 4, 2022.

(b) Holders

On March XX, 2025, there were two holders of record of our Units, one of record of shares of our Class A Common Stock and one holder of record of our Warrants.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 13, 2024, we held a special meeting, at which our stockholders approved, among other things, the Third Extension. In connection with the vote to approve the Second Extension, Public Stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders, leaving $715,760.63 in the Trust Account.

On February 13, 2025, we held a special meeting of stockholders, at which our stockholders approved, among other things, the Fourth Extension. In connection with the vote to approve the Fourth Extension, Public Stockholders holding 753 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9,266 (approximately $12.31 per Public Share) was removed from the Trust Account to pay such holders, leaving approximately $760,000 in the Trust Account.

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

Recent Developments

Extension of our Combination Period

We initially had up to 12 months from the closing of the Initial Public Offering (until February 15, 2023) to complete a Business Combination, except that the Sponsor had two 3-month extensions available to it, for a total of up to 18 months from the closing of the Initial Public Offering (until August 15, 2023) to complete the initial Business Combination. We currently have until February 15, 2026 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Fourth Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules).

We have extended our time to complete a business combination four times, with our stockholders having the ability to redeem each time. Following such redemptions, there are currently 62,488 Public Shares outstanding and a total of 4,309,988 shares of Class A Common Stock and one share of Class B Common stock outstanding.

Instinct Brothers Co., Ltd Business Combination

On February 28, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) Relativity Acquisition Corp., a Delaware corporation (together with its successors, the “Purchaser”), (ii) Relativity Holdings Inc., a Delaware corporation and a wholly owned subsidiary of the Purchaser (“Pubco”), (iii) Relativity Purchaser Merger Sub II Inc., a company to be formed in the Cayman Islands and a wholly owned subsidiary of Pubco (the “Merger Sub” and the Merger Sub, collectively with the Purchaser and Pubco, the “Purchaser Parties”), (iv) Instinct Brothers Co., Ltd, a corporation organized under the laws of Japan (an “Operating Company” and “Target Company”) and its shareholder named on Annex I hereto ( “Seller”), (vi) Tomoki Nagano (“Founder”), (vii) Relativity Acquisition Sponsor, LLC, a Delaware limited liability company, in the capacity as the representative for the stockholders of Pubco (other than the Seller) (the “Purchaser Representative”), and (viii) Tomoki Nagano in the capacity as the representative for the Seller (the “Seller Representative”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Transaction.”

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (a) the Merger Sub will merge with and into Relativity, with Relativity surviving the merger as a wholly-owned subsidiary of Pubco, and (b) each Seller shall contribute all of its ownership interests in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $200,000,000 (the “Contribution Consideration”), to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of Relativity shall be converted into one Pubco public warrant and each private warrant of Relativity shall be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Relativity warrants, except that in each case they shall represent the right to acquire shares of Pubco common stock in lieu of shares of Relativity Class A common stock.

The obligations of the parties to complete the Closing are subject to various conditions. We are working toward completing the proposed business combination as soon as possible.

Results of Operations

As of December 31, 2024, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2024, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the year ended December 31, 2024, we had net loss of $440,564, which consists of general and administrative costs of $741,798, provision for income taxes of $81,983 and a change in the fair value of warrant liability of $15,780 offset by gain from extinguishment of promissory note of $ 360,114 and income from investments held in the trust account of $38,883.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $1,674 in its operating bank account and a working capital deficit of $2,090,343.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not operating effectively as of the end of the period covered by this report due to a failure to timely close our books and records for each fiscal period and our failure to timely file of regulatory filings.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to a material weakness for the failure to timely close our books and records for each fiscal period and our failure to timely file of regulatory filings.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The experience of our directors and executive officers is as follows:

Tarek K. Tabsh, our Chief Executive Officer and Chairman since inception, is an entrepreneur, operator, and strategic investor with over 20 years of experience building and scaling innovative businesses at the intersection of regulation, science, and frontier growth sectors. He is the co-founder of Hoplite Systems Inc., a defense technology company developing advanced, autonomous tactical systems aligned with U.S. Department of Defense priorities, supported by a world-class team of leaders in unmanned systems and defense innovation.

He co-founded and guided the initial vision for Oxford Cannabinoid Technologies, a UK-based pharmaceutical company developing therapies that target the endocannabinoid system, in partnership with Oxford University. He secured institutional investment from one of the world’s largest tobacco companies—validating the commercial potential of emerging science in tightly regulated environments.

In 2016, Mr. Tabsh also co-founded Province Brands, a disruptive, premium beverage technology company in Ontario, Canada, and helped create the world’s first cannabis/hemp brewery, as well as a new brewing tradition with a patented technology designed to enable the world’s first beverage fermented from the hemp plant rather than barley or grain. Mr. Tabsh worked to develop the recipes, methods, processes and intellectual property for development. From 2016 to 2018, Mr. Tabsh founded the New Amsterdam Naturals medical clinic/dispensary and brand in Las Vegas, a brand that has won over 25 industry awards, including High Times’ World and U.S., and California Medical Cannabis Cups.

Mr. Tabsh has also advised licensed therapeutic producers and pharmaceutical operators across the European Union, while building a portfolio of recognized brands and IP assets. For all of Mr. Tabsh’s medical facility developments, he has a deep commitment to improving his community. For his efforts in revitalizing the Las Vegas Downtown District, Mr. Tabsh was awarded a Nevada State Senate Certificate of Appreciation. His medical facility was also showcased in the European Union Parliament as a model for the responsible medical product dispensing. He previously served on the ArcView Selection Committee, where he evaluated companies for presentation to the world’s largest investor network focused on frontier markets. His consistent ability to identify high-potential opportunities, navigate legislative complexity, and scale businesses earned him recognition as one of High Times’ Top 100 Most Influential Entrepreneurs in both 2018 and 2019.

Mr. Tabsh completed his graduate education program through a multidisciplinary approach, spanning the Harvard Business School, the Harvard School of Engineering and Applied Sciences, and the Massachusetts Institute of Technology (MIT) Sloan School of Management, with a focus on innovation-driven entrepreneurship.He brings to the Relativity board a proven track record of innovation, regulatory insight, and disciplined leadership—positioning him to lead M&A initiatives across life sciences, defense, cybersecurity, technology, and healthcare with institutional rigor and long-term value creation at the core.

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

Number and Terms of Office of Officers and Directors

We currently have three directors. Our Board of Directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The first class of directors is comprised of Francis Knuettel II and Emily Paxhia, the first class of directors and the second class of directors is comprised of Tarek Tabsh.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March XX, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially owns our Common Stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,310,741 shares of our Common Stock, consisting of (i) 4,310,740 shares of our Class A Common Stock and (ii) one share of our Class B Common Stock issued and outstanding as of March XX, 2025. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled approximately $51,000 and $122,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2024 and 2023, we did not pay Withum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for the year ended December 31, 2024 and for the year ended December 31, 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the years ended December 31, 2024 and 2023.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Relativity Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Relativity Acquisition Corp. and its Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 15, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

April 15, 2025

PCAOB ID Number 100

RELATIVITY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$1,674	$7,131
Prepaid expense	29,556	8,092
Due from sponsor	3,047	3,047
Total current assets	34,277	18,270
Cash and investments held in Trust Account	769,267	1,746,543
Total Assets	$803,544	$1,764,813

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$889
Accrued costs and expenses	1,998,193	1,595,283
Excise tax payable	10,192	—
Income tax payable	78,864	1,911
Promissory – related party	—	15,600
Franchise tax payable	8,600	18,000
Total current liabilities	2,124,620	1,631,683
Warrant liabilities	541,787	526,007
Total Liabilities	2,666,407	2,157,690

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 63,241 and 153,295 shares subject to possible redemption as of December 31, 2024 and 2023, at a redemption value of $10.74 and $11.25 per share, respectively (Note 3)	679,072	1,723,901

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 63,241 and 153,295 shares subject to possible redemption as of December 31, 2024 and 2023)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Accumulated deficit	(2,542,359)	(2,117,202)
Total Stockholders’ Deficit	(2,541,935)	(2,116,778)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$803,544	$1,764,813

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the year ended December 31,
	2024	2023
General and administrative costs	$741,798	$2,300,807
Loss from operations	(741,798)	(2,300,807)

Other income (expense):
Change in fair value of warrant liabilities	(15,780)	(72,885)
Gain from extinguishment of promissory note	360,114	—
Interest income on cash and investments held in Trust Account	38,883	81,536
Total other income, net	383,217	8,651

Loss before provision for income taxes	(358,581)	(2,292,156)
Provision for income taxes	(81,983)	(13,333)
Net loss	$(440,564)	$(2,305,489)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	74,097	153,295
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.10)	$(0.52)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	3,684,742
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.10)	$(0.52)
Basic and diluted weighted average shares outstanding, Class B common stock	1	562,758
Basic and diluted net loss per common stock, Class B common stock	$(0.10)	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$238,637	$239,061
Conversion of Class B shares to Class A	3,593,749	359	(3,593,749)	(359)	—	—
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(50,350)	(50,350)
Net loss	—	—	—	—	(2,305,489)	(2,305,489)
Balance as of December 31, 2023	4,247,499	$424	1	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	25,599	25,599
Excise tax payable attributable to redemption of common stock	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	(440,564)	(440,564)
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(440,564)	$(2,305,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(38,883)	(81,536)
Gain from extinguishment of promissory note	(360,114)	—
Change in fair value of derivative warrant liabilities	15,780	72,885
Changes in operating assets and liabilities:
Prepaid expense	(21,464)	47,297
Due to related party	27,882	(4,170)
Accrued costs and expenses	402,910	1,393,627
Income tax payable	76,953	(421,427)
Franchise tax payable	(9,400)	(14,000)
Net cash used in operating activities	(346,900)	(1,312,813)

Cash flows from investing activities:
Principal deposited in Trust Account	(28,216)	(10,000)
Interest withdrawal for tax obligations	25,145	16,803
Cash withdrawn from Trust Account in connection with redemption	(1,019,230)	—
Net cash provided by (used in) investing activities	(1,022,301)	6,803

Cash flows from financing activities:
Proceeds from promissory note related party (4503309 Nova Scotia Ltd.)	249,985	—
Proceeds from issuance of promissory note – related party (SVES)	94,529	—
Proceeds from issuance of promissory note – related party	—	15,600
Redemption of ordinary shares	1,019,230	(132,263)
Net cash provided by (used in) financing activities	1,363,744	(116,663)

Net change in cash	(5,457)	(1,422,673)
Cash, beginning of the year	7,131	1,429,804
Cash, end of the year	$1,674	$7,131

Supplemental disclosure of cash flow information:
Income taxes paid	$24,970	$475,187

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On February 13, 2025, the Company held a special meeting of stockholders (the “2025 Meeting”). At the 2025 Meeting, the Company’s stockholders approved an amendment to the Company’s fourth amended and restated certificate of incorporation (the “2025 Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2025 to February 15, 2026 or such earlier date as determined by the Company’s the Board. The Company filed the 2025 Charter Amendment with the Secretary of State of the State of Delaware.

In connection with the 2025 Meeting, stockholders holding 753 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $7,530 (approximately $11.96 per Public Share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 3,362,605 Class A common stock outstanding.

As a result of stockholder approval of the 2025 Charter Amendment and the Company’s implementation thereof, an aggregate amount of $1,000 per month, from the Sponsor or its designees as extension contribution shall be deposited in the Trust Account seven calendar days before February 28, 2025.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On February 13, 2024, the Company’s stockholders redeemed 90,054 public shares of common stock, for a total redemption amount of $1,019,230. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of December 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2024, the Company recorded $10,192 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $1,674 in its operating bank account and a working capital deficit of $2,090,343.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2024 and 2023, no such Working Capital Loans were outstanding.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had cash of $1,674 and $7,131, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Investments Held in Trust Account

As of December 31, 2024, the Company held $769,267 in cash in its Trust Account. Additionally, as of December 31, 2023, the Company had $1,746,543 in investments within the Trust Account, primarily consisting of money market funds invested in U.S. Treasury securities. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net loss per Class A share is the same for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

At December 31, 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Year Ended
	December 31,
	2024	2023
Class A Common Stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock	$(7,554)	$(80,308)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	74,097	153,295
Basic and diluted net loss per share	$(0.10)	$(0.52)

Class A Common Stock non-redeemable
Numerator: Net loss allocable to Class A common stock	$(433,010)	$(1,930,363)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	3,684,742
Basic and diluted net loss per share	$(0.10)	$(0.52)

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	$—	$(294,818)
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	562,758
Basic net loss per share	$(0.10)	$(0.52)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2024 and 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On December 21, 2022, the Company held the Meeting to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023 or such earlier date as determined by the Company’s Board of Directors, and to provide for up to two additional three-month extensions beyond August 15, 2023 for the period of time for the Company to consummate an initial Business Combination. In connection with the Meeting, stockholders holding 14,221,705 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders and approximately $1.6 million remained in the Trust Account. In March 2023, the Company assessed and determined that an excess amount was withdrawn from the trust account for taxes in connection with the December 2022 redemptions. As such, in March 2023, the Company had a subsequent disbursement to redeeming stockholders in the amount of $132,263.

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

Following redemptions, the Company has 153,295 Public Shares outstanding as of December 31, 2024 and 2023, respectively.

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

Concentration of Credit Risk

The Company had cash balances at financial institutions which throughout the year did not exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements.

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

Note 3 — Initial Public Offering

On February 15, 2022, the Company consummated its IPO of 14,375,000 Units, including 1,875,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

Accordingly, at December 31, 2024 and 2023, 63,241 and 153,295 shares of common stock subject to possible redemption, respectively, are presented at redemption value of $11.74 and $11.45 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

As of December 31, 2024 and 2023, the common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$1,805,814
Less:
Redemptions	(132,263)
Plus:
Remeasurement of carrying value to redemption value	50,350
Common stock subject to possible redemption, December 31, 2023	1,723,901
Less:
Redemptions	(1,019,230)
Plus:
Remeasurement of carrying value to redemption value	(25,599)
Common stock subject to possible redemption, December 31, 2024	$679,072

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Under the terms of the SVES Note, SVES (or its affiliates or permitted designees) shall deposit $3,541.50 per month (approximately $0.056 per public share that is not redeemed) into the Company’s trust account for each calendar month (commencing on February 15, 2024 and ending on the 15th day of each subsequent month) until February 15, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $42,498.

On May 15, 2024, the Company and SVES mutually terminated the SVES Business Combination Agreement. As part of the termination the SVES Note was declared null and void. Accordingly, all debt proceeds received under the SVES Note, or $110,129, was recognized as a gain from the extinguishment of this promissory note.

As of December 31, 2023, the Company had an outstanding balance of $15,600 under the SVES Note.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2024 and 2023, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred and paid $120,000 of administrative service fees. For the year ended December 31, 2023, the Company incurred and paid $120,000 of administrative service fees, all of which were fully paid.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Due to Related Party

At December 31, 2024 and 2023, the Company had $28,771 and $889, respectively, due to a related party.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At December 31, 2024 and 2023, $3,047 is included in due from sponsor in the accompanying consolidated balance sheets.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of December 31, 2024, no expense has been recorded as the Business Combination is not deemed probable.

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

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	December 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$1,746,543	$1,746,543	$—	$—
Liabilities:
Public Warrants	$503,125	$—	$—	$503,125
Private Warrants	22,882	—	—	22,882
Warrant Liabilities	$526,007	$—	$—	$526,007

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

For the years ended December 31, 2024 and 2023, the Public and Private Warrants were valued utilizing the market approach as described above. The changes in the fair value of the Company’s Warrants have an effect on the Company’s net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2024 and 2023 measurement dates for Public and Private Warrants:

Measurement Date	Range	Median
December 31, 2024	$0.015 - $0.100	$0.036
December 31, 2023	$0.010 - $0.063	$0.035

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2024 and 2023 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2023	$526,007
Change in fair value of warrant liabilities	15,780
Warrant liabilities at December 31, 2024	$541,787

Warrant
Liabilities
Warrant liabilities at December 31, 2022	$20,434
Change in fair value of warrant liabilities	2,448
Transfer to Level 3 from Level 2	503,125
Warrant liabilities at December 31, 2023	$526,007

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 8 — Warrant Liability

As of December 31, 2024 and 2023, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 52nd day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 9 — Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there were 4,247,499 shares of Class A common stock issued or outstanding, respectively, excluding 63,241 and 153,295 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

DECEMBER 31, 2024

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

Note 10 — Income Tax

The Company’s net deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets
Organizational costs/start-up expenses	$799,003	$658,644
Total deferred tax assets	799,003	658,644
Valuation allowance	(799,003)	(658,644)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Federal
Current	$81,983	$13,333
Deferred	(140,359)	(432,190)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	140,359	432,190
Provision for income taxes	$81,983	$13,333

As of December 31, 2024 and 2023, the Company has no U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the years ended December 31, 2024 and 2023. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $140,359 and $432,190, respectively.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(1.0)%	(0.6)%
Acquisition facilitative expenses	(3.3)%	(2.1)%
Change in valuation allowance	(40.4)%	(18.9)%
Income tax provision	(23.7)%	(0.6)%

The Company has identified the United States as its only major tax jurisdiction. The Company may be subject to income tax examinations by major taxing authorities. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 11 — Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Investments held in Trust Account	$769,267	$1,746,543
Cash	$1,674	$7,131

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative costs	$741,798	$2,300,807
Interest income on investments held in Trust Account	$38,883	$81,536

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews these costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

RELATIVITY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 12 — Subsequent Events

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

In connection with the extension on February 13, 2025, stockholders holding 753 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $9,266 (approximately $12.31 per Public Share) was removed from the Trust Account to pay such holders.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 10, 2022, by and between the Company and A.G.P. / Alliance Global Partners. (3)
1.2	Business Combination Marketing Agreement, dated February 10, 2022, by and between the Company and A.G.P./Alliance Global Partners. (3)
2.1	Merger Agreement dated February 28, 2025 by and among Relativity, Purchaser, Merger Sub and the Company^
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation dated December 22, 2022. (5)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation dated February 13, 2024. (10)
3.4	Third Amendment to the Second Amended and Restated Certificate of Incorporation dated February 14, 2025. (12)
3.5	By Laws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Securities Subscription Agreement, dated May 28, 2021, between the Registrant and Relativity Acquisition Sponsor LLC. (1)
10.2	Amended and Restated Promissory Note, dated September 30, 2021, issued to Relativity Acquisition Sponsor LLC. (1)
10.3	Securities Subscription Agreement, dated December 14, 2021, between the Registrant and A.G.P. (1)
10.4	Form of Indemnity Agreement. (2)
10.5	Registration Rights Agreement, dated February 10, 2022, by and among the Company and certain security holders. (3)
10.6	Letter Agreement, dated February 10, 2022, by and among the Company, its officers and directors and Relativity Acquisition Sponsor LLC. (3)
10.7	Investment Management Trust Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.8	Unit Subscription Agreement, dated February 10, 2022, by and between the Company and Relativity Acquisition Sponsor LLC. (3)
10.9	Administrative Support Agreement by and between the Company and 77th Division LLC. (3)
10.10	Promissory Note, dated as of August 10, 2023, issued to SVES LLC.*
10.11	Amendment to the Investment Management Trust Agreement, dated February 13, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (10)
10.12	Promissory Note, dated as of February 13, 2024, issued to SVES LLC. (10)
14	Code of Ethics. (4)
19	Insider Trading Policy*

21	List of Subsidiaries*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Amended Audit Committee Charter. (4)
99.2	Amended Compensation Committee Charter. (4)
99.3	Nominating and Corporate Governance Committee Charter. (4)
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 29, 2023. (13)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

^	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-262156), filed with the SEC on January 13, 2022.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262156), filed with the SEC on January 28, 2022.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2022.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2025.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2023.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2023.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2023.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2024.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2024.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2025.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2025	RELATIVITY ACQUISITION CORP.

	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tarek Tabsh	Chief Executive Officer and Chairman	April 15, 2025
Tarek Tabsh	(Principal Executive Officer)

/s/ Steven Berg	Chief Financial Officer	April 15, 2025
Steven Berg	(Principal Financial and Accounting Officer)

/s/ David Kane	Director	April 15, 2025
David Kane

/s/ Jessica Assaf	Director	April 15, 2025
Jessica Assaf