Form 10-Q
period 2025-03-31
Relativity Acquisition Corp
filed 2025-05-15
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 4,309,987 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash	$45,438	$1,674
Prepaid expense	15,051	29,556
Due from sponsor	3,047	3,047
Total current assets	63,536	34,277
Cash held in Trust Account	773,667	769,267
Total Assets	$837,203	$803,544

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$28,771
Accrued costs and expenses	2,105,014	1,998,193
Excise tax payable	10,285	10,192
Income tax payable	76,469	78,864
Advances from Instinct Brothers	225,000	—
Franchise tax payable	10,800	8,600
Total current liabilities	2,456,339	2,124,620
Warrant liabilities	716,864	541,787
Total Liabilities	3,173,203	2,666,407

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 62,488 and 63,241 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, at a redemption value of approximately $11.08 and $10.74 per share, respectively (Note 3)	692,453	679,072

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (excluding 62,488 and 63,241 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Accumulated deficit	(3,028,877)	(2,542,359)
Total Stockholders’ Deficit	(3,028,453)	(2,541,935)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$837,203	$803,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
Formation and operating costs	$293,991	$407,744
Loss from operations	(293,991)	(407,744)

Other (expense) income:
Change in fair value of warrant liabilities	(175,077)	157,802
Interest income on cash held in Trust Account	6,111	16,109
Total other (expense) income, net	(168,966)	173,911

Loss before provision for income taxes	(462,955)	(233,833)
Provision for income taxes	(821)	(2,963)
Net loss	$(463,778)	$(236,796)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	62,911	107,267
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.11)	$(0.05)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	4,247,499
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.11)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	1	1
Basic and diluted net loss per common stock, Class B common stock	$(0.11)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)
Accretion for Class A common stock to redemption amount	—	—	—	—	(22,647)	(22,647)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(463,778)	(463,778)
Balance as of March 31, 2025 (unaudited)	4,247,499	$424	1	$—	$(3,028,877)	$(3,028,453)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	4,247,499	$424	1	$—	$—	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(19,384)	(19,384)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	—	—	(236,796)	(236,796)
Balance as of March 31, 2024 (unaudited)	4,247,499	$424	1	$—	$—	$—	$(2,383,574)	$(2,383,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(463,778)	$(236,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(6,111)	(16,109)
Change in fair value of derivative warrant liabilities	175,077	(157,802)
Changes in operating assets and liabilities:
Prepaid expense	—	2,936
Accrued costs and expenses	106,822	321,450
Income taxes payable	(2,395)	(1,911)
Franchise tax payable	2,200	(16,000)
Prepaid assets	14,505	—
Net cash used in operating activities	(173,680)	(104,232)

Cash flows from investing activities:
Investment of cash in Trust Account	(19,708)	(10,509)
Interest withdrawal for tax obligations	12,152	25,146
Cash withdrawn from Trust Account in connection with redemption	(9,266)	(1,019,230)
Net cash used in investing activities	(16,822)	(1,004,593)

Cash flows from financing activities:
Proceeds from issuance of promissory note – related party	225,000	82,988
Redemption of Class A common stock	9,266	1,019,230
Net cash provided by financing activities	234,266	1,102,218

Net change in cash	43,764	(6,607)
Cash, beginning of the period	1,674	7,131
Cash, end of the period	$45,438	$524

Supplementary cash flow information:
Cash paid for federal income taxes	$3,216	$5,030
Non-cash financing activities:
Excise taxes payable related to redemptions	$93	$10,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

In connection with the 2025 Meeting, stockholders holding 753 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $9,266 (approximately $12.31 per Public Share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 62,488 Class A common stock outstanding.

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

The Sponsor, officers, directors and initial stockholders of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

On July 11, 2024, the Company announced that it entered into a non-binding Letter of Intent (“LOI”) providing for a proposed business combination (the “Transaction”) that will result in the Company acquiring 100% of the outstanding equity and equity equivalents of 4503309 Nova Scotia Ltd. (to be renamed “Mazaii Corp Ltd.”) (“Mazaii”). The exclusivity period of the LOI expired on September 12, 2024 by which time both parties had chosen to not proceed.

On January 31, 2025, Mr. Francis Knuettel II, resigned as a Board member and as a member of the Audit Committee. Mr. Knuettel II had no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

On February 1, 2025, the Company appointed David Kane as a Director and Chair of the Audit Committee, and Jessica Assaf as a Director and Chair of the Compensation Committee.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On February 13, 2024 and 2025, the Company’s stockholders redeemed 90,054 and 753 public shares of common stock for a total redemption amount of $1,019,230 and $9,266, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of March 31, 2025 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2025, the Company recorded $10,285 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024 and 2025.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had $45,438 in its operating bank account and a working capital deficit of $2,392,803.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 15, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Relativity Holdings Inc. There has been no intercompany activity since inception.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company has determined the more significant accounting estimates included in the unaudited condensed consolidated financial statements is the determination of the fair value of derivative financial instruments as described below.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash of $45,438 and $1,674, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Company held $773,667 and $769,267 in cash in its Trust Account, respectively. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net loss per Class A share is the same for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

At March 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Three Months
	Ended March 31,
	2025	2024
Class A Common Stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock	$(6,769)	$(5,833)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	62,911	107,267
Basic and diluted net loss per share	$(0.11)	$(0.05)

Class A Common Stock non-redeemable
Numerator: Net loss allocable to Class A common stock	$(457,009)	$(230,963)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net loss per share	$(0.11)	$(0.05)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net loss per share	$(0.11)	$(0.05)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.18% and 1.27% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

On February 13, 2025, the Company held the 2025 Meeting. At the 2025 Meeting, the Company’s stockholders approved an amendment to the Company’s fourth amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2025 to February 15, 2026 or such earlier date as determined by the Company’s board of directors. In connection with the extension on February 13, 2025, stockholders holding 753 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $9,266 (approximately $12.31 per Public Share) was removed from the Trust Account to pay such holders.

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

Accordingly, at March 31, 2025 and December 31, 2024, 62,488 and 63,241 shares of common stock subject to possible redemption, respectively, are presented at redemption value of approximately $11.08 and $10.74 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

As of March 31, 2025 and December 31, 2024, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	$1,723,901
Less:
Redemptions	(1,019,230)
Plus:
Remeasurement of carrying value to redemption value	(25,599)
Common stock subject to possible redemption, December 31, 2024	679,072
Less:
Redemptions	(9,266)
Plus:
Remeasurement of carrying value to redemption value	22,647
Common stock subject to possible redemption, March 31, 2025	$692,453

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

Under the terms of the SVES Note, SVES (or its affiliates or permitted designees) shall deposit $3,541 per month (approximately $0.056 per public share that is not redeemed) into the Company’s Trust Account for each calendar month (commencing on February 15, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that was needed to complete an initial business combination, for up to an aggregate of $42,498.

On May 15, 2024, the Company and SVES mutually terminated the SVES Business Combination Agreement. As part of the termination the SVES Note was declared null and void. Accordingly, all debt proceeds received under the SVES Note, or $110,129, were recognized as a gain from the extinguishment of this promissory note.

On July 15, 2024, the Company entered into a promissory note (“Mazaii Note”) with Mazaii Corp Ltd. pursuant to which Mazaii agreed to loan the Company an aggregate principal amount of up to $250,000. The Mazaii note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Mazaii note shall be null and void and the Company shall not have any obligation to the Payee hereunder. The exclusivity period of the LOI expired on September 12, 2024 by which time both parties had chosen to not proceed. As a result, the Mazaii Note became null and void. Accordingly, all debt proceeds received under the Mazaii Note, or $249,985, were recognized as a gain from the extinguishment of this promissory note.

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

As of March 31, 2025, the Company had an outstanding balance of $225,000 under the Instinct Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025, the Company incurred $30,000 of administrative service fees and $155,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company incurred $30,000 of administrative service fees and $45,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets.

Due to Related Party

At March 31, 2025 and December 31, 2024, the Company had $28,771 due to a related party.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At March 31, 2025 and December 31, 2024, $3,047 is included in due from sponsor in the accompanying condensed consolidated balance sheets.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of March 31, 2025, no expense has been recorded as the Business Combination is not deemed probable.

Business Combination Agreement

On February 13, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) the Company, (ii) Relativity Holdings Inc., a Delaware corporation and a wholly owned subsidiary of Relativity (“Pubco”), (iii) Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (the “Merger Sub”), (iv) SVES GO, LLC, a Florida limited liability company, SVES LLC, a Florida limited liability company, SVES CP LLC, a Florida limited liability company and SVES Apparel LLC, a Florida limited liability company (collectively, the “Operating Companies” or “SVES”), (v) SVGO LLC, ESGO LLC, SV Apparel LLC, and ES Business Consulting LLC (each a “Seller”), (vi) Timothy J. Fullum and Salomon Murciano, (vii) the Sponsor and (viii) Timothy J. Fullum. SVES is a key intermediary connecting full-price fashion brands with off-price retailers that are able to sell inventory that would otherwise be sold or disposed of by full-price brands at a significant loss. At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), in accordance with the DGCL, (a) the Merger Sub will merge with and into the Company, with the Company surviving the Business Combination as a wholly owned subsidiary of Pubco, and (b) each Seller will contribute all of its ownership interest in each Operating Company to Pubco in exchange for aggregate consideration in the amount of $632,000,000, to be paid in the common stock of Pubco valued at $10.00 per share of common stock. At the Closing, each public warrant of the Company will be converted into one Pubco public warrant and each private warrant of the Company will be converted into one Pubco private warrant, in each case with such Pubco warrant having substantially the same terms and conditions as set forth in the respective Company warrants, except that in each case they will represent the right to acquire shares of Pubco common stock in lieu of shares of Class A common stock.

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

On February 28, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) the Company (together with its successors, the “Purchaser”), (ii) Relativity Holdings Inc., a Delaware corporation and a wholly owned subsidiary of the Purchaser (“Pubco”), (iii) Relativity Purchaser Merger Sub II Inc., a company to be formed in the Cayman Islands and a wholly owned subsidiary of Pubco (the “Merger Sub” and the Merger Sub, collectively with the Purchaser and Pubco, the “Purchaser Parties”), (iv) Instinct Brothers Co., Ltd, a corporation organized under the laws of Japan (an “Operating Company” and “Target Company”) and its shareholder (“Seller”), (vi) Tomoki Nagano (“Founder”), (vii) Relativity Acquisition Sponsor, LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined below) for the stockholders of Pubco (other than the Seller) in accordance with the terms and conditions of this Agreement (the “Purchaser Representative”), and (viii) Tomoki Nagano in the capacity as the representative from and after the date hereof for the Seller in accordance with the terms and conditions of this Agreement (the “Seller Representative”).

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	March 31, 2025	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants	$685,681	$—	$—	$685,681
Private Warrants	31,183	—	—	31,183
Warrant Liabilities	$716,864	$—	$—	$716,864

	December 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the year ended December 31, 2024 and for the three months ended March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Public and Private Warrants were valued utilizing the market approach as described above. The changes in the fair value of the Company’s Warrants have an effect on the Company’s net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at March 31, 2025 and December 31, 2024 measurement dates for Public and Private Warrants:

Measurement Date	Range	Median
March 31, 2025	$0.008 - $0.390	$0.048
December 31, 2024	$0.015 - $0.100	$0.036

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2025 and 2024 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2024	$541,787
Change in fair value of warrant liabilities	175,077
Warrant liabilities at March 31, 2025	$716,864

Warrant
Liabilities
Warrant liabilities at December 31, 2023	$526,007
Change in fair value of warrant liabilities	(157,802)
Warrant liabilities at March 31, 2024	$368,205

Note 8 — Warrant Liability

As of March 31, 2025 and December 31, 2024, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 4,247,499 shares of Class A common stock issued or outstanding, respectively, excluding 62,488 and 63,241 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Note 10 — Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Cash held in Trust Account	$773,667	$769,267
Cash	$45,438	$1,674

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Formation and operating costs	$293,991	$407,744
Interest income on cash and investments held in Trust Account	$6,111	$16,109

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews these costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed consolidated statements of operations and described within their respective disclosures.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2025, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2025, we had net loss of $463,778, which consists of general and administrative costs of $293,991, provision for income taxes of $821 and a change in the fair value of warrant liability of $175,077 offset by income from cash held in the trust account of $6,111.

For the three months ended March 31, 2024, we had net income of $242,417, which consists of gain from extinguishment of promissory note of $249,985, income from cash in trust account of $8,059 and a change in the fair value of warrant liability of $86,041, offset by formation and operating costs of $100,563 and provision for income taxes of $1,105.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had $45,438 in its operating bank account and a working capital deficit of $2,392,803.

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

In connection with our 2022 Special Meeting held on December 21, 2022, stockholders holding 14,221,705 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. As a result, approximately $146 million (approximately $10.29 per Public Share) was removed from the Trust Account to pay such holders. On February 13, 2024, the Company announced that it had extended the date by which it has to consummate a Business Combination from February 15, 2024 to February 15, 2025 (the “Combination Period”). In connection with the extension on February 13, 2024, stockholders holding 90,054 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $1.02 million (approximately $11.32 per Public Share) was removed from the Trust Account to pay such holders. Following the redemptions, the Company had 63,241 Public Shares outstanding. On February 13, 2025, the Company held the 2025 Meeting. At the 2025 Meeting, the Company’s stockholders approved an amendment to the Company’s fourth amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2025 to February 15, 2026 or such earlier date as determined by the Company’s board of directors. In connection with the extension on February 13, 2025, stockholders holding 753 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $9,266 (approximately $12.31 per Public Share) was removed from the Trust Account to pay such holders.

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, approximately $773,667 and $769,267 remained in the Trust Account.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

On January 24, 2025, the Company entered into a promissory note (“Instinct Note”) with Instinct Bio Technical Company Pte Ltd. (“Instinct”) pursuant to which Instinct agreed to loan the Company an aggregate principal amount of up to $400,000. The Instinct Note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Instinct Note shall be null and void and the Company shall not have any obligation to the Payee hereunder. As of March 31, 2025, the Company had an outstanding balance of $225,000 under the Instinct Note.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2025 and 2024, we incurred $30,000 of administrative service fees.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our financial statements and the notes thereto contained elsewhere in this Report, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, such as our Warrants, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations contained elsewhere in this Report. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2025 due to a material weakness for the failure to timely close our books and records for each fiscal period and our failure to timely file of regulatory filings.

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

Not applicable.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)