Form 10-K/A
period 2024-12-31
Relativity Acquisition Corp
filed 2025-08-08
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of August 7, 2025 there were 4,309,987 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

Relativity Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A to amend and restate the Annual Report on Form 10-K of the Company, for the years ended December 31, 2024 and 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “Original Filing”).

The presentation of the cash withdrawn from the Trust Account as an investing cash outflow and the cash used to redeem stock as a financing cash inflow was made in error in the Company’s consolidated statements of cash flows for the year ended December 31, 2024. In accordance with ASC 230-10-45 the correct presentation should reflect cash withdrawn from the Trust Account as an investing cash inflow, as it represents a release of funds previously classified as investing assets and cash used to redeem Class A ordinary shares as a financing cash outflow, as it reflects a return of capital to shareholders and a reduction of the Company’s equity.

As a result of this error, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are not effective because of a material weakness in our internal control over financial reporting related to the presentation of its statements of cash flows. We performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal controls over financial reporting.

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

v

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March XX, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
●each of our executive officers and directors that beneficially owns our Common Stock; and
●all our executive officers and directors as a group.

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

	Class A Common Stock		Class B Common Stock		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Common
Name and Address of Beneficial Owner (1)	Owned	Class	Owned	Class	Stock
Relativity Acquisition Sponsor LLC (2)	3,154,130	73.17%	1	100%	73.17%
Tarek Tabsh (2)	3,154,130	73.17%	1	100%	73.17%
The AGP Parties (3)	355,000	8.24%	—	—	8.24%
Steven Berg (4)	—	—	—	—	—
Emily Paxhia (4)	—	—	—	—	—
Francis Knuettel II (4)	—	—	—	—	—
All executive officers and directors as a group (five individuals)	3,154,130	73.17%	1	100%	73.17%
(1)Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Relativity Acquisition Corp., 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169.

(2)Represents shares held by our Sponsor including (a) 2,500,380 shares of Class A Common Stock, converted from Class B Common Stock on a one-for-one basis, on February 27, 2023 in the Founder Share Conversion, (b) one share of Class B Common Stock and (c) 653,750 shares of Class A Common Stock underlying Private Placement Units. Tarek Tabsh, our Chief Executive Officer, is the sole manager of our Sponsor and as such, may be deemed to have beneficial ownership of the Common Stock held directly by our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)Based on a Schedule 13A filed with the SEC on March 31, 2023 by (i) A.G.P./Alliance Global Partners, LLC (“AGP”), (ii) Alliance Global Holdings, Inc., (“AGP Holdings”), (iii) David Bocchi Family Trust (the “Bocchi Trust”), (iv) David A. Bocchi (“Mr. Bocchi”), (v) Raffaele Gambardella (“Mr. Gambardella”) and (vi) Phillip W. Michals (“Mr. Michaels”, collectively, with AGP, AGP Holdings, the Bocchi Trust, Mr. Bocchi and Mr. Gambardella, the “AGP Parties”). AGP directly beneficially owns 355,000 shares of Class A Common Stock, which were issued on February 27, 2023, upon conversion of an equal number of shares of Class B Common Stock in the Founder Share Conversion. As the holding company of AGP, AGP Holdings may beneficially own such shares of Class A Common Stock. Based on their ownership of AGP Holdings, the Bocchi Trust, Mr. Bocchi, Mr. Gambardella and Mr. Michals may beneficially own such shares of Class A Common Stock. The principal business address for each of the AGP Parties is 88 Post Road West, 2nd Floor, Westport, Connecticut 06880.
(4)Does not include any shares of Common Stock held by our Sponsor. This individual is a member of our Sponsor, but does not have voting or dispositive control over the shares held by our Sponsor.

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

New York, New York
August 7, 2025, except for the effects of the restatement disclosed in Note 2 as to which the date is August 6, 2025

PCAOB ID Number 100

RELATIVITY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,674	$7,131
Prepaid expense	29,556	8,092
Due from sponsor	3,047	3,047
Total current assets	34,277	18,270
Cash and investments held in Trust Account	769,267	1,746,543
Total Assets	$803,544	$1,764,813

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$889
Accrued costs and expenses	1,998,193	1,595,283
Excise tax payable	10,192	—
Income tax payable	78,864	1,911
Promissory – related party	—	15,600
Franchise tax payable	8,600	18,000
Total current liabilities	2,124,620	1,631,683
Warrant liabilities	541,787	526,007
Total Liabilities	2,666,407	2,157,690

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 63,241 and 153,295 shares subject to possible redemption as of December 31, 2024 and 2023, at a redemption value of $10.74 and $11.25 per share, respectively (Note 3)	679,072	1,723,901

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 63,241 and 153,295 shares subject to possible redemption as of December 31, 2024 and 2023)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Accumulated deficit	(2,542,359)	(2,117,202)
Total Stockholders’ Deficit	(2,541,935)	(2,116,778)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$803,544	$1,764,813

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023
General and administrative costs	$741,798	$2,300,807
Loss from operations	(741,798)	(2,300,807)

Other income (expense):
Change in fair value of warrant liabilities	(15,780)	(72,885)
Gain from extinguishment of promissory note	360,114	—
Interest income on cash and investments held in Trust Account	38,883	81,536
Total other income, net	383,217	8,651

Loss before provision for income taxes	(358,581)	(2,292,156)
Provision for income taxes	(81,983)	(13,333)
Net loss	$(440,564)	$(2,305,489)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	74,097	153,295
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.10)	$(0.52)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	3,684,742
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.10)	$(0.52)
Basic and diluted weighted average shares outstanding, Class B common stock	1	562,758
Basic and diluted net loss per common stock, Class B common stock	$(0.10)	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2022	653,750	$65	3,593,750	$359	$238,637	$239,061
Conversion of Class B shares to Class A	3,593,749	359	(3,593,749)	(359)	—	—
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(50,350)	(50,350)
Net loss	—	—	—	—	(2,305,489)	(2,305,489)
Balance as of December 31, 2023	4,247,499	$424	1	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	25,599	25,599
Excise tax payable attributable to redemption of common stock	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	(440,564)	(440,564)
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023
	(as restated)
Cash flows from operating activities:
Net loss	$(440,564)	$(2,305,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(38,883)	(81,536)
Gain from extinguishment of promissory note	(360,114)	—
Change in fair value of derivative warrant liabilities	15,780	72,885
Changes in operating assets and liabilities:
Prepaid expense	(21,464)	47,297
Due to related party	27,882	(4,170)
Accrued costs and expenses	402,910	1,393,627
Income tax payable	76,953	(421,427)
Franchise tax payable	(9,400)	(14,000)
Net cash used in operating activities	(346,900)	(1,312,813)

Cash flows from investing activities:
Principal deposited in Trust Account	(28,216)	(10,000)
Interest withdrawal for tax obligations	25,145	16,803
Cash withdrawn from Trust Account in connection with redemption	1,019,230	—
Net cash provided by (used in) investing activities	1,016,159	6,803

Cash flows from financing activities:
Proceeds from promissory note related party (4503309 Nova Scotia Ltd.)	249,985	—
Proceeds from issuance of promissory note – related party (SVES)	94,529	—
Proceeds from issuance of promissory note – related party	—	15,600
Redemption of ordinary shares	(1,019,230)	(132,263)
Net cash provided by (used in) financing activities	(674,716)	(116,663)

Net change in cash	(5,457)	(1,422,673)
Cash, beginning of the year	7,131	1,429,804
Cash, end of the year	$1,674	$7,131

Supplemental disclosure of cash flow information:
Income taxes paid	$24,970	$475,187

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 2 - Restatement of Previously Issued Financial Statements

Management determined it should restate its previously reported consolidated financial statements for the year ended December 31, 2024. The Company identified that the presentation of the cash withdrawn from the Trust Account as an investing cash outflow and the cash used to redeem stock as a financing cash inflow was made in error in the Company’s consolidated statements of cash flows for the year ended December 31, 2024. In accordance with ASC 230-10-45 the correct presentation should reflect cash withdrawn from the Trust Account as an investing cash inflow, as it represents a release of funds previously classified as investing assets and cash used to redeem Class A ordinary shares as a financing cash outflow, as it reflects a return of capital to shareholders and a reduction of the Company’s equity.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

The impact of the restatement on the Company’s consolidated financial statements is reflected in the following table:

	As		As
Consolidated Statement of Cash Flows for the Year Ended December 31, 2024	Reported	Adjustment	Restated
Cash withdrawn from Trust Account in connection with redemptions	(1,019,230)	2,038,460	1,019,230
Net cash provided by (used in) investing activities	(1,022,301)	2,038,460	1,016,159
Redemption of ordinary shares	1,019,230	(2,038,460)	(1,019,230)
Net cash provided by (used in) financing activities	1,363,744	(2,038,460)	(674,716)

Note 3 — Significant Accounting Policies

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 4 — Initial Public Offering

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 7 — Commitments and Contingencies

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 8 — Fair Value Measurement

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

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual Fund held in Trust Account	$1,746,543	$1,746,543	$—	$—

Liabilities:
Public Warrants	$503,125	$—	$—	$503,125
Private Warrants	22,882	—	—	22,882
Warrant Liabilities	$526,007	$—	$—	$526,007

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 9 — Warrant Liability

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 10 — Stockholders’ (Deficit) Equity

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

Note 11 — Income Tax

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Note 12 — Segment Reporting

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

	December 31,	December 31,
	2024	2023
Investments held in Trust Account	$769,267	$1,746,543
Cash	$1,674	$7,131

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
General and administrative costs	$741,798	$2,300,807
Interest income on investments held in Trust Account	$38,883	$81,536

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

Note 13 — Subsequent Events

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 10, 2022, by and between the Company and A.G.P. / Alliance Global Partners. (3)
1.2	Business Combination Marketing Agreement, dated February 10, 2022, by and between the Company and A.G.P./Alliance Global Partners. (3)
2.1	Merger Agreement dated February 28, 2025 by and among Relativity, Purchaser, Merger Sub and the Company˄
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation dated December 22, 2022. (5)
3.3	Second Amendment to the Second Amended and Restated Certificate of Incorporation dated February 13, 2024. (10)
3.4	Third Amendment to the Second Amended and Restated Certificate of Incorporation dated February 14, 2025. (12)
3.5	By Laws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Securities Subscription Agreement, dated May 28, 2021, between the Registrant and Relativity Acquisition Sponsor LLC. (1)
10.2	Amended and Restated Promissory Note, dated September 30, 2021, issued to Relativity Acquisition Sponsor LLC. (1)
10.3	Securities Subscription Agreement, dated December 14, 2021, between the Registrant and A.G.P. (1)
10.4	Form of Indemnity Agreement. (2)
10.5	Registration Rights Agreement, dated February 10, 2022, by and among the Company and certain security holders. (3)
10.6	Letter Agreement, dated February 10, 2022, by and among the Company, its officers and directors and Relativity Acquisition Sponsor LLC. (3)
10.7	Investment Management Trust Agreement, dated February 10, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.8	Unit Subscription Agreement, dated February 10, 2022, by and between the Company and Relativity Acquisition Sponsor LLC. (3)
10.9	Administrative Support Agreement by and between the Company and 77th Division LLC. (3)
10.10	Promissory Note, dated as of August 10, 2023, issued to SVES LLC.***
10.11	Amendment to the Investment Management Trust Agreement, dated February 13, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (10)
10.12	Promissory Note, dated as of February 13, 2024, issued to SVES LLC. (10)
14	Code of Ethics. (4)
19	Insider Trading Policy***
21	List of Subsidiaries***
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Amended Audit Committee Charter. (4)
99.2	Amended Compensation Committee Charter. (4)
99.3	Nominating and Corporate Governance Committee Charter. (4)
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 29, 2023. (13)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith
***	Previously filed

˄

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: August 7, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)