Form 10-K/A
period 2024-12-31
Relativity Acquisition Corp
filed 2025-08-08
CIK 1860484

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

EXPLANATORY NOTE

Relativity Acquisition Corp. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A to amend and restate the Annual Report on Form 10-K of the Company, for the years ended December 31, 2024 and 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the Original Filing”).

The date of the report of Independent Registered Public Accounting Firm on Amendment No. 1 was incorrect. The filing of this amendment corrects the date of the report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements.

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

New York, New York
April 15, 2025, except for the effects of the restatement disclosed in Note 2, as to which the date is August 7, 2025

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