Form 10-Q/A
period 2025-03-31
Relativity Acquisition Corp
filed 2025-08-08
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 7, 2025, there were 4,309,987 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

Relativity Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A to amend and restate the Quarterly Report on Form 10-Q of the Company, for the three months ended March 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2025 (the “Original Filing”).

The presentation of the cash withdrawn from the Trust Account as an investing cash outflow and the cash used to redeem stock as a financing cash inflow was made in error in the Company’s consolidated statements of cash flows for the year ended December 31, 2024 and three months ended March 31, 2025. In accordance with ASC 230-10-45 the correct presentation should reflect cash withdrawn from the Trust Account as an investing cash inflow, as it represents a release of funds previously classified as investing assets and cash used to redeem Class A ordinary shares as a financing cash outflow, as it reflects a return of capital to shareholders and a reduction of the Company’s equity.

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	December 31,
	(Unaudited)	2024
Assets
Current assets:
Cash	$45,438	$1,674
Prepaid expense	15,051	29,556
Due from sponsor	3,047	3,047
Total current assets	63,536	34,277
Cash held in Trust Account	773,667	769,267
Total Assets	$837,203	$803,544

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$28,771
Accrued costs and expenses	2,105,014	1,998,193
Excise tax payable	10,285	10,192
Income tax payable	76,469	78,864
Advances from Instinct Brothers	225,000	—
Franchise tax payable	10,800	8,600
Total current liabilities	2,456,339	2,124,620
Warrant liabilities	716,864	541,787
Total Liabilities	3,173,203	2,666,407

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 62,488 and 63,241 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, at a redemption value of approximately $11.08 and $10.74 per share, respectively (Note 3)	692,453	679,072

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (excluding 62,488 and 63,241 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Accumulated deficit	(3,028,877)	(2,542,359)
Total Stockholders’ Deficit	(3,028,453)	(2,541,935)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$837,203	$803,544

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

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)
Accretion for Class A common stock to redemption amount	—	—	—	—	(22,647)	(22,647)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(463,778)	(463,778)
Balance as of March 31, 2025 (unaudited)	4,247,499	$424	1	$—	$(3,028,877)	$(3,028,453)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional	Share		Total
	Common Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Share	Amount	Share	Amount	Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	4,247,499	$424	1	$—	$—	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	—	(19,384)	(19,384)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	—	—	(236,796)	(236,796)
Balance as of March 31, 2024 (unaudited)	4,247,499	$424	1	$—	$—	$—	$(2,383,574)	$(2,383,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2025	2024
	(restated)
Cash flows from operating activities:
Net loss	$(463,778)	$(236,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(6,111)	(16,109)
Change in fair value of derivative warrant liabilities	175,077	(157,802)
Changes in operating assets and liabilities:
Prepaid expense	—	2,936
Accrued costs and expenses	106,822	321,450
Income taxes payable	(2,395)	(1,911)
Franchise tax payable	2,200	(16,000)
Prepaid assets	14,505	—
Net cash used in operating activities	(173,680)	(104,232)

Cash flows from investing activities:
Investment of cash in Trust Account	(19,708)	(10,509)
Interest withdrawal for tax obligations	12,152	25,146
Cash withdrawn from Trust Account in connection with redemption	9,266	1,019,230
Net cash used in investing activities	1,710	1,033,867

Cash flows from financing activities:
Proceeds from issuance of promissory note – related party	225,000	82,988
Redemption of Class A common stock	(9,266)	(1,019,230)
Net cash provided by financing activities	215,734	(936,242)

Net change in cash	43,764	(6,607)
Cash, beginning of the period	1,674	7,131
Cash, end of the period	$45,438	$524

Supplementary cash flow information:
Cash paid for federal income taxes	$3,216	$5,030
Non-cash financing activities:
Excise taxes payable related to redemptions	$93	$10,192

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

Note 2 - Restatement of Previously Issued Financial Statements

Management determined it should restate its previously reported consolidated financial statements for the three months ended March 31, 2025. The Company identified that the presentation of the cash withdrawn from the Trust Account as an investing cash outflow and the cash used to redeem stock as a financing cash inflow was made in error in the Company’s consolidated statements of cash flows for the three months ended March 31, 2025. In accordance with ASC 230-10-45 the correct presentation should reflect cash withdrawn from the Trust Account as an investing cash inflow, as it represents a release of funds previously classified as investing assets and cash used to redeem Class A ordinary shares as a financing cash outflow, as it reflects a return of capital to shareholders and a reduction of the Company’s equity.

The impact of the restatement on the Company’s consolidated financial statements is reflected in the following table:

	As		As
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2025	Reported	Adjustment	Restated
Cash withdrawn from Trust Account in connection with redemptions	(9,266)	18,532	9,266
Net cash provided by (used in) investing activities	(16,822)	18,532	1,710
Redemption of ordinary shares	9,266	(18,532)	(9,266)
Net cash provided by (used in) financing activities	234,266	(18,532)	215,734

Note 3 — Significant Accounting Policies

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

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$685,681	$—	$—	$685,681
Private Warrants	31,183	—	—	31,183
Warrant Liabilities	$716,864	$—	$—	$716,864

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

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

Note 9 — Warrant Liability

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

Note 10 — Stockholders’ Deficit

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

	March 31,	December 31,
	2025	2024
Cash held in Trust Account	$773,667	$769,267
Cash	$45,438	$1,674

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Formation and operating costs	$293,991	$407,744
Interest income on cash and investments held in Trust Account	$6,111	$16,109

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2025 due to a material weakness for the failure to timely close our books and records for each fiscal period, our failure to timely file of regulatory filings and because of a material weakness in our internal control over financial reporting related to the adequate review of its statements of cash flows.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

RELATIVITY ACQUISITION CORP.

Date: August 7, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)