Form 10-Q
period 2025-06-30
Relativity Acquisition Corp
filed 2025-08-13
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 4,309,987 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC (as defined below) on March 31, 2022;
●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;
●	“2022 Special Meeting” are to our special meeting of stockholders held on December 21, 2022;
●	“2023 Annual Meeting” are to our annual meeting of stockholders held on December 22, 2023;
●	“2024 Special Meeting” are to our special meeting of stockholders held on February 13, 2024;
●	“2025 Special Meeting” are to our special meeting of stockholders held on February 13, 2025;
●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 10, 2022, we entered into with an affiliate of our Sponsor;
●	“A.G.P.” are to A.G.P./Alliance Global Partners, as representative of the underwriters of our Initial Public Offering (as defined below);
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“Board of Directors,” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 10, 2022, we entered into with A.G.P.
●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;
●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;
●	“Combination Period” are to the 48-month period (from the closing of the Initial Public Offering to February 15, 2026), or such earlier date as determined by our Board, as extended by the Second Extension (as defined below), unless further extended pursuant to the Second Amended and Restated Charter (as defined below) consistent with applicable laws, regulations and stock exchange rules, that we have to consummate an initial Business Combination if all deposits into the Trust Account are made under the Second Extension Promissory Note (as defined below);
●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;
●	“Company,” “our,” “we,” or “us” are to Relativity Acquisition Corp., a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Determination Letter” are to the letter we received from the Listing Qualifications Staff of Nasdaq (as defined below) on January 12, 2023, notifying us of the Trading Halt given that we no longer complied with the requirements (i) Listing Rule 5450(b)(2)(B), requiring a minimum of $50 million Market Value of Listed Securities; (ii) Listing Rule 5450(b)(2)(A), requiring a minimum 1,100,000 Publicly Held Shares; and (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares;
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2023 to February 15, 2024, including the Funded Extension Periods (as defined below), as approved by our stockholders at the 2022 Special Meeting.
●	“Founder Share Conversion” are to the 3,593,749 shares of Class A Common Stock issued on February 27, 2023 to the Sponsor (as defined below), A.G.P., George Syllantavos and Anastasios Chrysostomidis, upon the conversion of an equal number of shares of Class B Common Stock held as Founder Shares;
●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor and other Initial Stockholders and the shares of Class A Common Stock that (i) will be issued upon conversion of the Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;
●	“Funded Extension Period” are to each additional three-month period in the First Extension that the Sponsor could extend the period of time to consummate a Business Combination for up to two times beyond August 15, 2023 without stockholder approval (for a total of up to 24 months from the closing of the Initial Public Offering to complete a Business Combination) subject to our deposit of an aggregate of $1,000 from our working capital into the Trust Account for each three-month period;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to our initial public offering that was consummated on February 15, 2022;
●	“Initial Stockholders” are to our Sponsor, A.G.P. and any other holders of our Founder Shares prior to our Initial Public Offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured amended and restated promissory note in the aggregate principal amount of $300,000 issued to our Sponsor on September 30, 2021;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 13, 2022, as amended, and declared effective on February 10, 2022 (File No. 333-262156);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated February 10, 2022, we entered into with our Initial Stockholders, and our officers and directors;
●	“Management” or our “Management Team” are to our executive officers and directors;

“Merger Sub” are to Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (as defined below);

●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the Private Placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the shares of our Class A Common Stock included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units (as defined below) sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants underlying the Private Placement Units issued to our Sponsor in the Private Placement, which Private Placement Warrants are identical to the Public Warrants sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Pubco” are to Relativity Holdings Inc., a Delaware corporation and our wholly-owned subsidiary;
●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or members of our Management Team hold Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market) and to the Private Placement Warrants if held by third parties other than our Initial Stockholders in each case, following the consummation of our initial Business Combination;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 10, 2022, we entered into with our Initial Stockholders;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Amended and Restated Charter” are to our Second Amended and Restated Certificate of Incorporation, as amended and currently in effect;
●	“Second Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2024 to February 15, 2025 (or such earlier date as determined by our Board), as approved by our stockholders at the 2024 Special Meeting and in accordance with the terms of the Second Extension Promissory Note;
●	“Second Extension Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $42,498 issued to SVES LLC on February 13, 2024 in connection with the Second Extension;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Relativity Acquisition Sponsor LLC, a Delaware limited liability company;
●	“Third Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2025 to February 15, 2026 (or such earlier date as determined by our Board), as approved by our stockholders at the 2025 Special Meeting and in accordance with the terms of the Third Extension Promissory Note;
●	“Third Extension Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $42,498 issued to SVES LLC on February 13, 2025 in connection with the Third Extension;
●	“Trading Halt” are to the Nasdaq staff’s determination on January 11, 2023, to halt trading in our securities pursuant to the Determination Letter.
●	“Trust Account” are to the U.S.-based trust account in which an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement Amendment” are to an amendment to the Investment Management Trust Agreement, dated as of February 10, 2022, we entered into with Continental, as trustee of the Trust Account, permitting Continental to invest funds from the Trust Account in an interest-bearing demand deposit account, as approved by our stockholders at the 2024 Special Meeting;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Warrant;
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31,
	(Unaudited)	2024
Assets
Current assets:
Cash	$6,255	$1,674
Prepaid expense	5,000	29,556
Due from sponsor	8,186	3,047
Total current assets	19,441	34,277
Cash held in Trust Account	782,875	769,267
Total Assets	$802,316	$803,544

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$28,771
Accrued costs and expenses	2,144,876	1,998,193
Excise tax payable	10,285	10,192
Income tax payable	71,578	78,864
Advances from Instinct Brothers	325,000	—
Franchise tax payable	12,800	8,600
Total current liabilities	2,593,310	2,124,620
Warrant liabilities	676,294	541,787
Total Liabilities	3,269,604	2,666,407

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 62,488 and 63,241 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, at a redemption value of approximately $11.18 and $10.74 per share, respectively (Note 3)	698,777	679,072

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (excluding 62,488 and 63,241 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Accumulated deficit	(3,166,489)	(2,542,359)
Total Stockholders’ Deficit	(3,166,065)	(2,541,935)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$802,316	$803,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$190,870	$119,047	$484,861	$526,792
Loss from operations	(190,870)	(119,047)	(484,861)	(526,792)

Other income (expense):
Change in fair value of warrant liabilities	40,570	(176,964)	(134,507)	(19,162)
Gain from extinguishment of promissory note	—	110,129	—	110,129
Gain from forgiveness of professional fees	13,688	—	13,688	—
Interest income on investment held in Trust Account	6,208	7,891	12,319	24,000
Total other income (expense), net	60,466	(58,944)	(108,500)	114,967

Loss before provision for income taxes	(130,404)	(177,991)	(593,361)	(411,825)
Provision for income taxes	(884)	(24,406)	(1,705)	(27,369)
Net loss	$(131,288)	$(202,397)	$(595,066)	$(439,194)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	62,488	63,241	62,697	85,133
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.03)	$(0.05)	$(0.14)	$(0.10)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	4,247,499	4,247,499	4,247,499
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.03)	$(0.05)	$(0.14)	$(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	1	1	1	1
Basic and diluted net loss per common stock, Class B common stock	$0.00	$(0.05)	$0.00	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)
Accretion for Class A common stock to redemption amount	—	—	—	—	(22,647)	(22,647)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(463,778)	(463,778)
Balance as of March 31, 2025 (unaudited)	4,247,499	424	1	—	(3,028,877)	(3,028,453)
Accretion for Class A common stock to redemption amount	—	—	—	—	(6,324)	(6,324)
Net loss	—	—	—	—	(131,288)	(131,288)
Balance as of June 30, 2025 (unaudited)	4,247,499	$424	1	$—	$(3,166,489)	$(3,166,065)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2023	4,247,499	$424	1	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	(19,384)	(19,384)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	(236,796)	(236,796)
Balance as of March 31, 2024 (unaudited)	4,247,499	424	1	—	(2,383,574)	(2,383,150)
Accretion for Class A common stock to redemption amount	—	—	—	—	11,076	11,076
Net loss	—	—	—	—	(202,397)	(202,397)
Balance as of June 30, 2024 (unaudited)	4,247,499	$424	1	$—	$(2,574,895)	$(2,574,471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(595,066)	$(439,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investment held in Trust Account	(12,319)	(24,000)
Gain from extinguishment of promissory note	—	(110,129)
Gain from forgiveness of professional fees	(13,688)	—
Change in fair value of derivative warrant liabilities	134,507	19,162
Changes in operating assets and liabilities:
Prepaid expense	24,556	3,092
Accrued costs and expenses	160,372	409,719
Income taxes payable	(7,286)	22,339
Franchise tax payable	4,200	(14,200)
Due from Sponsor	(5,139)	—
Due to related party	—	24,340
Net cash used in operating activities	(309,863)	(108,871)

Cash flows from investing activities:
Investment of cash in Trust Account	(22,708)	(17,592)
Interest withdrawal for tax obligations	12,152	25,145
Cash withdrawn from Trust Account in connection with redemption	9,266	1,019,230
Net cash used in investing activities	(1,289)	1,026,783

Cash flows from financing activities:
Proceeds from issuance of promissory note – related party (SVES)	325,000	94,529
Redemption of ordinary shares	(9,266)	(1,019,230)
Net cash provided by financing activities	315,734	(924,701)

Net change in cash	4,581	(6,789)
Cash, beginning of the period	1,674	7,131
Cash, end of the period	$6,255	$342

Supplementary cash flow information:
Income taxes paid	$8,991	$24,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On February 13, 2024 and 2025, the Company’s stockholders redeemed 90,054 and 753 public shares of common stock for a total redemption amount of $1,019,230 and $9,266, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of June 30, 2025 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2025, the Company recorded $10,285 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024 and 2025.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had $6,255 in its operating bank account and a working capital deficit of $2,573,869.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 15, 2025.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Relativity Holdings Inc. There has been no intercompany activity since inception.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash of $6,255 and $1,674, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, the Company held $782,875 and $769,267 in cash in its Trust Account, respectively. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2025 and 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net loss per Class A share is the same for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

At June 30, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Three Months
	Ended June 30,
	2025	2024
Class A Common Stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock	$(1,903)	$(2,969)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	62,488	63,241
Basic and diluted net loss per share	$(0.03)	$(0.05)

Class A Common Stock non-redeemable
Numerator: Net loss allocable to Class A common stock	$(129,385)	$(199,429)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net loss per share	$(0.03)	$(0.05)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net loss per share	$0.00	$(0.05)

	For the Six Months Ended
	June 30,
	2025	2024
Class A Common Stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock	$(8,656)	$(8,630)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	62,697	85,133
Basic and diluted net loss per share	$(0.14)	$(0.10)

Class A Common Stock
Numerator: Net loss allocable to Class A common stock	$(586,410)	$(430,564)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net loss per share	$(0.14)	$(0.10)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net loss per share	$0.00	$(0.10)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. During the three and six months ended June 30, 2025, the valuation allowance increased by $38,454 and $87,224, respectively. The Company’s effective tax rate was 0.68% and 13.71% for the three months ended June 30, 2025 and 2024, respectively, and 0.29% and 6.65% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

Common Stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classified the 14,375,000 shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying value of public shares is classified as temporary equity.

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

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

All of the 14,375,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent deficit.

Accordingly, at June 30, 2025 and December 31, 2024, 62,488 and 63,241 shares of common stock subject to possible redemption, respectively, are presented at redemption value of approximately $11.08 and $10.74 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

As of June 30, 2025 and December 31, 2024, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	$1,723,901
Less:
Redemptions	(1,019,230)
Plus:
Remeasurement of carrying value to redemption value	(25,599)
Common stock subject to possible redemption, December 31, 2024	679,072
Less:
Redemptions	(9,266)
Plus:
Remeasurement of carrying value to redemption value	22,647
Common stock subject to possible redemption, March 31, 2025	692,453
Plus:
Remeasurement of carrying value to redemption value	6,324
Common stock subject to possible redemption, June 30, 2025	$698,777

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

As of June 30, 2025, the Company had an outstanding balance of $325,000 under the Instinct Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025 and 2024, the Company incurred $30,000 and $60,000 of administrative service fees, respectively. As of June 30, 2025 and December 31, 2024, there were $185,000 and $125,000, respectively, recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets.

Due to Related Party

At June 30, 2025 and December 31, 2024, the Company had $28,771 due to a related party.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At June 30, 2025 and December 31, 2024, $8,186 and $3,047 is included in due from sponsor in the accompanying condensed consolidated balance sheets, respectively.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of June 30, 2025, no expense has been recorded as the Business Combination is not deemed probable.

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

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$646,875	$—	$—	$646,875
Private Warrants	29,419	—	—	29,419
Warrant Liabilities	$676,294	$—	$—	$676,294

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the year ended December 31, 2024 and for the three and six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the Public and Private Warrants were valued utilizing the market approach as described above. The changes in the fair value of the Company’s Warrants have an effect on the Company’s net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at June 30, 2025 and December 31, 2024 measurement dates for Public and Private Warrants:

Measurement Date	Range	Median
June 30, 2025	$0.026 - $0.470	$0.045
December 31, 2024	$0.015 - $0.100	$0.036

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2025 and 2024 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2024	$541,787
Change in fair value of warrant liabilities	175,077
Warrant liabilities at March 31, 2025	716,864
Change in fair value of warrant liabilities	(40,570)
Warrant liabilities at June 30, 2025	$676,294

Warrant
Liabilities
Warrant liabilities at December 31, 2023	$526,007
Change in fair value of warrant liabilities	(157,802)
Warrant liabilities at March 31, 2024	368,205
Change in fair value of warrant liabilities	176,964
Warrant liabilities at June 30, 2024	$545,169

Note 8 — Warrant Liability

As of June 30, 2025 and December 31, 2024, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 4,247,499 shares of Class A common stock issued or outstanding, respectively, excluding 62,488 and 63,241 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

	June 30,	December 31,
	2025	2024
Cash held in Trust Account	$782,875	$769,267
Cash	$6,255	$1,674

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$190,870	$119,047	$484,861	$526,792
Interest income on cash and investments held in Trust Account	$6,208	$7,891	$12,319	$24,000

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews these costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

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

Results of Operations

As of June 30, 2025, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2025, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended June 30, 2025, we had net loss of $131,288, which consists of formation and operating costs of $190,870, provision for income taxes of $884, offset by income from cash held in the trust account of $6,208, gain from forgiveness of professional fees of $13,688 and change in the fair value of warrant liability of $40,570.

For the three months ended June 30, 2024, we had net loss of $202,398, which consists of formation and operating costs of $119,048, a change in the fair value of warrant liability of $176,964 and provision for income taxes of $24,406, offset by gain from extinguishment of promissory note of $110,129 and income from investment in trust account of $7,891.

For the six months ended June 30, 2025, we had net loss of $595,066, which consists of formation and operating costs of $484,861, a change in the fair value of warrant liability of $134,507 and provision for income taxes of $1,705, offset by income from cash held in the trust account of $12,319 and gain from forgiveness of professional fees of $13,688.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had $6,255 in its operating bank account and a working capital deficit of $2,573,869.

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

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, approximately $782,875 and $769,267 remained in the Trust Account.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

On January 24, 2025, the Company entered into a promissory note (“Instinct Note”) with Instinct Bio Technical Company Pte Ltd. (“Instinct”) pursuant to which Instinct agreed to loan the Company an aggregate principal amount of up to $400,000. The Instinct Note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Instinct Note shall be null and void and the Company shall not have any obligation to the Payee hereunder. As of June 30, 2025, the Company had an outstanding balance of $325,000 under the Instinct Note.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 of administrative service fees, respectively, and $185,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company incurred and paid $30,000 and $60,000 of administrative service fees, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2025 due to a material weakness for the failure to timely close our books and records for each fiscal period, our failure to timely file of regulatory filings and because of a material weakness in our internal control over financial reporting related to the adequate review of our statements of cash flows.

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

RELATIVITY ACQUISITION CORP.

Date: August 13, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)