Form 10-Q/A
period 2025-06-30
Relativity Acquisition Corp
filed 2025-08-29
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

As of August 29, 2025, there were 4,309,987 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

Relativity Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A to amend and restate the Quarterly Report on Form 10-Q of the Company, for the three and six months ended June 30, 2025, as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2025 (the “Original Filing”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal accounting and financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the financial statements or any other items or disclosures made in Form 10-Q, other than the filing of the corrected certifications described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q.

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

RELATIVITY ACQUISITION CORP.

Date: August 29, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)