Form 10-Q
period 2025-09-30
Relativity Acquisition Corp
filed 2025-11-21
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18, 2025, there were 4,309,987 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31,
	(Unaudited)	2024
Assets
Current assets:
Cash	$21,280	$1,674
Prepaid expense	10,485	29,556
Due from sponsor	8,186	3,047
Total current assets	39,951	34,277
Cash held in Trust Account	786,345	769,267
Total Assets	$826,296	$803,544

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$28,771
Accrued costs and expenses	2,376,515	1,998,193
Excise tax payable	10,285	10,192
Income tax payable	72,386	78,864
Advances from Instinct Brothers	400,000	—
Franchise tax payable	15,200	8,600
Total current liabilities	2,903,157	2,124,620
Warrant liabilities	1,345,074	541,787
Total Liabilities	4,248,231	2,666,407

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 62,488 and 63,241 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, at a redemption value of approximately $11.28 and $10.74 per share, respectively (Note 3)	704,814	679,072

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (excluding 62,488 and 63,241 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Accumulated deficit	(4,127,173)	(2,542,359)
Total Stockholders’ Deficit	(4,126,749)	(2,541,935)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$826,296	$803,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$291,304	$100,563	$776,165	$627,354
Loss from operations	(291,304)	(100,563)	(776,165)	(627,354)

Other (expense) income:
Change in fair value of warrant liabilities	(668,780)	86,041	(803,287)	66,879
Gain from extinguishment of promissory note	—	249,985	—	360,114
Gain from forgiveness of professional fees	—	—	13,688	—
Interest income on cash held in Trust Account	6,245	8,059	18,564	32,059
Total other (expense) income, net	(662,535)	344,085	(771,035)	459,052

Income (loss) before provision for income taxes	(953,839)	243,522	(1,547,200)	(168,302)
Provision for income taxes	(808)	(1,105)	(2,513)	(28,474)
Net (loss) income	$(954,647)	$242,417	$(1,549,713)	$(196,776)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	62,488	63,241	62,626	77,755
Basic and diluted net (loss) income per common stock, Class A common stock subject to possible redemption	$(0.22)	$0.06	$(0.36)	$(0.05)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	4,247,499	4,247,499	4,247,499
Basic and diluted net (loss) income per common stock, Class A common stock non-redeemable	$(0.22)	$0.06	$(0.36)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	1	1	1	1
Basic and diluted net (loss) income per common stock, Class B common stock	$(0.22)	$0.06	$(0.36)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)
Accretion for Class A common stock to redemption amount	—	—	—	—	(22,647)	(22,647)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(463,778)	(463,778)
Balance as of March 31, 2025 (unaudited)	4,247,499	424	1	—	(3,028,877)	(3,028,453)
Accretion for Class A common stock to redemption amount	—	—	—	—	(6,324)	(6,324)
Net loss	—	—	—	—	(131,288)	(131,288)
Balance as of June 30, 2025 (unaudited)	4,247,499	$424	1	$—	$(3,166,489)	$(3,166,065)
Accretion for Class A common stock to redemption amount	—	—	—	—	(6,037)	(6,037)
Net loss	—	—	—	—	(954,647)	(954,647)
Balance as of September 30, 2025 (unaudited)	4,247,499	$424	1	$—	$(4,127,173)	$(4,126,749)

FOR THE THREE AND NINE MONTHS SEPTEMBER 30, 2024

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2023	4,247,499	$424	1	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	(19,384)	(19,384)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	(236,796)	(236,796)
Balance as of March 31, 2024 (unaudited)	4,247,499	424	1	—	(2,383,574)	(2,383,150)
Accretion for Class A common stock to redemption amount	—	—	—	—	11,076	11,076
Net loss	—	—	—	—	(202,397)	(202,397)
Balance as of June 30, 2024 (unaudited)	4,247,499	$424	1	$—	$(2,574,895)	$(2,574,471)
Accretion for Class A common stock to redemption amount	—	—	—	—	(11,237)	(11,237)
Net income	—	—	—	—	242,417	242,417
Balance as of September 30, 2024 (unaudited)	4,247,499	$424	1	$—	$(2,343,715)	$(2,343,291)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,549,713)	$(196,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(18,564)	(32,059)
Gain from extinguishment of promissory note	—	(360,114)
Gain from forgiveness of professional fees	(13,688)	—
Change in fair value of derivative warrant liabilities	803,287	(66,879)
Changes in operating assets and liabilities:
Prepaid expense	19,071	(9,936)
Accrued costs and expenses	392,011	315,669
Income taxes payable	(6,478)	23,444
Franchise tax payable	6,600	(11,400)
Due from Sponsor	(5,139)	—
Due to related party	—	27,882
Net cash used in operating activities	(372,613)	(310,169)

Cash flows from investing activities:
Investment of cash in Trust Account	(25,708)	(24,675)
Interest withdrawal for tax obligations	17,927	25,145
Cash withdrawn from Trust Account in connection with redemption	9,266	(1,019,230)
Net cash provided by (used in) investing activities	1,485	(1,018,760)

Cash flows from financing activities:
Proceeds from issuance of promissory note - related party (SVES)	—	94,529
Proceeds from promissory note related party (4503309 Nova Scotia Ltd.)	—	249,985
Proceeds from promissory note related party (Instinct Bio Technical Company Pte Ltd.)	400,000	—
Redemption of ordinary shares	(9,266)	1,019,230
Net cash provided by financing activities	390,734	1,363,744

Net change in cash	19,606	34,815
Cash, beginning of the period	1,674	7,131
Cash, end of the period	$21,280	$41,946

Supplementary cash flow information:
Income taxes paid	$8,991	$24,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company had 12 months from the closing of the IPO to complete the initial Business Combination, except that the Sponsor had two 3-month extensions available to it for a total of up to 18 months to complete the initial Business Combination (as set out below). On December 21, 2022, the Company held a special meeting of stockholders (the “Meeting”) in which the stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from February 15, 2023 to August 15, 2023, by which it was required to pay $10,000 in the Trust Account. The Sponsor was permitted to extend the period of time to consummate a Business Combination for up to two times without stockholder approval, each for an additional three months (for a total of up to 24 months to complete a Business Combination (each such three-month period, a “Funded Extension Period”)), so long as the Company deposited an aggregate amount of $1,000 from its working capital into the Trust Account no later than the 21-month and 24-month anniversary of its IPO for each such extension that the Company determines to implement. The public stockholders were not entitled to vote or redeem their shares in connection with any Funded Extension Periods. On August 7, 2023, the Company announced that it had extended the date by which it has to consummate a Business Combination from August 15, 2023 to November 15, 2023, which is the first of two Funded Extension Periods. On November 9, 2023, the Company announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024. In accordance with the Sponsor’s request and with the Company’s current charter, an aggregate amount of $1,000 from Relativity’s working capital was deposited into the Trust Account on August 3, 2023 and November 9, 2023, respectively. On November 9, 2023, Relativity announced that it had extended the date by which it has to consummate a Business Combination from November 15, 2023 to February 15, 2024.

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

On February 13, 2024 and 2025, the Company’s stockholders redeemed 90,054 and 753 public shares of common stock for a total redemption amount of $1,019,230 and $9,266, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of September 30, 2025 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2025, the Company recorded $10,285 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024 and 2025.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $21,280 in its operating bank account and a working capital deficit of $2,863,206.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 15, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash of $21,280 and $1,674, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Cash Held in Trust Account

As of September 30, 2025 and December 31, 2024, the Company held $786,345 and $769,267 in cash in its Trust Account, respectively. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Loss (Income) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net loss per Class A share is the same for the periods presented. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

At September 30, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

	For the Three Months
	Ended September 30,
	2025	2024
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(13,841)	$3,556
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	62,488	63,241
Basic and diluted net (loss) income per share	$(0.22)	$0.06

Class A Common Stock non-redeemable
Numerator: Net (loss) income allocable to Class A common stock	$(940,806)	$238,861
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net (loss) income per share	$(0.22)	$0.06

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net (loss) income per share	$(0.22)	$0.06

	For the Nine Months Ended
	September 30,
	2025	2024
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(22,517)	$(3,537)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	62,626	77,755
Basic and diluted net loss per share	$(0.36)	$(0.05)

Class A Common Stock
Numerator: Net loss allocable to Class A common stock	$(1,527,195)	$(193,239)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net loss per share	$(0.36)	$(0.05)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net loss per share	$(0.36)	$(0.05)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. During the three and nine months ended September 30, 2025, the valuation allowance increased by $60,681 and $147,905, respectively. The Company’s effective tax rate was 0.08% and 13.69% for the three months ended September 30, 2025 and 2024, respectively, and 0.16% and 6.78% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Accordingly, at September 30, 2025 and December 31, 2024, 62,488 and 63,241 shares of common stock subject to possible redemption, respectively, are presented at redemption value of approximately $11.08 and $10.74 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

As of September 30, 2025 and December 31, 2024, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	$1,723,901
Less:
Redemptions	(1,019,230)
Plus:
Remeasurement of carrying value to redemption value	(25,599)
Common stock subject to possible redemption, December 31, 2024	679,072
Less:
Redemptions	(9,266)
Plus:
Remeasurement of carrying value to redemption value	22,647
Common stock subject to possible redemption, March 31, 2025	692,453
Plus:
Remeasurement of carrying value to redemption value	6,324
Common stock subject to possible redemption, June 30, 2025	$698,777
Plus:
Remeasurement of carrying value to redemption value	6,037
Common stock subject to possible redemption, September 30, 2025	$704,814

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

Following the redemptions and the conversion of Class B common stock into shares of Class A common stock, there were 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock and one share of Class B Common stock are outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by the Sponsor.

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

As of September 30, 2025, the Company had an outstanding balance of $400,000 under the Instinct Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025 and 2024, the Company incurred $30,000 and $90,000 of administrative service fees, respectively. As of September 30, 2025 and December 31, 2024, the Company had $215,000 and $125,000, respectively, of accrued administrative service fees recorded within accrued costs and expenses on the accompanying condensed consolidated balance sheets.

Due to Related Party

At September 30, 2025 and December 31, 2024, the Company had $28,771 due to a related party.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At September 30, 2025 and December 31, 2024, $8,186 and $3,047 is included in due from sponsor in the accompanying condensed consolidated balance sheets, respectively.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of September 30, 2025, no expense has been recorded as the Business Combination is not deemed probable.

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

On February 28, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) the Company (together with its successors, the “Purchaser”), (ii) Relativity Holdings Inc., a Delaware corporation and a wholly owned subsidiary of the Purchaser (“Pubco”), (iii) Relativity Purchaser Merger Sub II Inc., a company to be formed in the Cayman Islands and a wholly owned subsidiary of Pubco (the “Merger Sub” and the Merger Sub, collectively with the Purchaser and Pubco, the “Purchaser Parties”), (iv) Instinct Brothers Co., Ltd, a corporation organized under the laws of Japan (an “Operating Company” and “Target Company”) and its shareholder (“Seller”), (v) Tomoki Nagano (“Founder”), (vi) Relativity Acquisition Sponsor, LLC, a Delaware limited liability company, in the capacity as the representative from and after the closing of the business combination for the stockholders of Pubco (other than the Seller) in accordance with the terms and conditions of this Agreement (the “Purchaser Representative”), and (vii) Tomoki Nagano in the capacity as the representative from and after the date hereof for the Seller in accordance with the terms and conditions of this Agreement (the “Seller Representative”).

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

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$1,286,563	$—	$—	$1,286,563
Private Warrants	58,511	—	—	58,511
Warrant Liabilities	$1,345,074	$—	$—	$1,345,074

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the year ended December 31, 2024 and for the three and nine months ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the Public and Private Warrants were valued utilizing the market approach as described above. The changes in the fair value of the Company’s Warrants have an effect on the Company’s net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at September 30, 2025 and December 31, 2024 measurement dates for Public and Private Warrants:

Measurement Date	Range	Median
September 30, 2025	$0.030 - $0.220	$0.0895
December 31, 2024	$0.015 - $0.100	$0.0360

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2025 and 2024 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2024	$541,787
Change in fair value of warrant liabilities	175,077
Warrant liabilities at March 31, 2025	716,864
Change in fair value of warrant liabilities	(40,570)
Warrant liabilities at June 30, 2025	$676,294
Change in fair value of warrant liabilities	668,780
Warrant liabilities at September 30, 2025	$1,345,074

Warrant
Liabilities
Warrant liabilities at December 31, 2023	$526,007
Change in fair value of warrant liabilities	(157,802)
Warrant liabilities at March 31, 2024	368,205
Change in fair value of warrant liabilities	176,964
Warrant liabilities at June 30, 2024	$545,169
Change in fair value of warrant liabilities	(86,041)
Warrant liabilities at September 30, 2024	$459,128

Note 8 — Warrant Liability

As of September 30, 2025 and December 31, 2024, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 4,247,499 shares of Class A common stock issued or outstanding, respectively, excluding 62,488 and 63,241 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Cash held in Trust Account	$786,345	$769,267
Cash	$21,280	$1,674

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$291,304	$100,563	$776,165	$627,354
Interest income on cash and investments held in Trust Account	$6,245	$8,059	$18,564	$32,059

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

Results of Operations

As of September 30, 2025, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2025, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended September 30, 2025, we had net loss of $954,647, which consists of change in the fair value of warrant liability of $668,780, general and administrative expenses of $291,304 and provision for income taxes of $808, offset by income from cash held in the trust account of $6,245.

For the three months ended September 30, 2024, we had net income of $242,417, which consists of gain from extinguishment of promissory note of $249,985, income from investment in trust account of $8,059 and a change in the fair value of warrant liability of $86,041, offset by formation and operating costs of $100,563 and provision for income taxes of $1,105.

For the nine months ended September 30, 2025, we had net loss of $1,549,713, which consists of general and administrative expenses of $776,165, a change in the fair value of warrant liability of $803,287 and provision for income taxes of $2,513, offset by income from cash held in the trust account of $18,564 and gain from forgiveness of professional fees of $13,688.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $21,280 in its operating bank account and a working capital deficit of $2,863,206.

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

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, approximately $786,345 and $769,267 remained in the Trust Account.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

On January 24, 2025, the Company entered into a promissory note (“Instinct Note”) with Instinct Bio Technical Company Pte Ltd. (“Instinct”) pursuant to which Instinct agreed to loan the Company an aggregate principal amount of up to $400,000. The Instinct Note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Instinct Note shall be null and void and the Company shall not have any obligation to the Payee hereunder. As of September 30, 2025, the Company had an outstanding balance of $400,000 under the Instinct Note.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 of administrative service fees, respectively, and $215,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company incurred and paid $30,000 and $90,000 of administrative service fees, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2025 due to a material weakness for the failure to timely close our books and records for each fiscal period, our failure to timely file of regulatory filings and because of a material weakness in our internal control over financial reporting related to the adequate review of our statements of cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RELATIVITY ACQUISITION CORP.

Date: November 21, 2025	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2025	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)