Form 10-K
period 2025-12-31
Relativity Acquisition Corp
filed 2026-05-29
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on June 30, 2025 was $698,777.

As of May 28, 2026 there were 4,303,400 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the Company has until February 15, 2027 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date (as further described below – Initial Business Combination);
●	our ability to complete our initial Business Combination(as defined below);
●	our expectations around the performance of the prospective target business or businesses (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Stockholders (as defined below);
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	the ability of our officers and directors to generate additional potential acquisition opportunities, if necessary;
●	our pool of prospective target businesses;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 10, 2022, we entered into with an affiliate of our Sponsor;
●	“A.G.P.” are to A.G.P./Alliance Global Partners, as representative of the underwriters of our Initial Public Offering (as defined below);
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“Board of Directors,” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Common Stock” are to shares of our Class A common stock, par value $0.0001 per share;
●	“Class B Common Stock” are to shares of our Class B common stock, par value $0.0001 per share;
●	“Combination Period” is to the period from the closing of the Initial Public Offering to February 15, 2027, or such earlier date as determined by our Board;
●	“Common Stock” are to the Class A Common Stock and the Class B Common Stock, together;
●	“Company,” “our,” “we,” or “us” are to Relativity Acquisition Corp., a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of the date by which we must consummate our initial Business Combination from February 15, 2023 to February 15, 2024, including the Funded Extension Periods (as defined below), as approved by our stockholders at the 2022 Special Meeting.
●	“Founder Share Conversion” are to the 3,593,749 shares of Class A Common Stock issued on February 27, 2023 to the Sponsor (as defined below), A.G.P., George Syllantavos and Anastasios Chrysostomidis, upon the conversion of an equal number of shares of Class B Common Stock held as Founder Shares;
●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor and other Initial Stockholders and the shares of Class A Common Stock that (i) will be issued upon conversion of the Class B Common Stock (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares”) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;
●	“Funded Extension Period” are to each additional three-month period in the First Extension that the Sponsor could extend the period of time to consummate a Business Combination for up to two times beyond August 15, 2023 without stockholder approval (for a total of up to 24 months from the closing of the Initial Public Offering to complete a Business Combination) subject to our deposit of an aggregate of $1,000 from our working capital into the Trust Account for each three-month period;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to our initial public offering that was consummated on February 15, 2022;
●	“Initial Stockholders” are to our Sponsor, A.G.P. and any other holders of our Founder Shares prior to our Initial Public Offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured amended and restated promissory note in the aggregate principal amount of $300,000 issued to our Sponsor on September 30, 2021;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 13, 2022, as amended, and declared effective on February 10, 2022 (File No. 333-262156);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated February 10, 2022, we entered into with our Initial Stockholders, and our officers and directors ;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Merger Sub” are to Relativity Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (as defined below);
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the Private Placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the shares of our Class A Common Stock included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units (as defined below) sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants underlying the Private Placement Units issued to our Sponsor in the Private Placement, which Private Placement Warrants are identical to the Public Warrants sold in our Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Pubco” are to Relativity Holdings Inc., a Delaware corporation and our wholly-owned subsidiary;
●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or members of our Management Team hold Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market) and to the Private Placement Warrants if held by third parties other than our Initial Stockholders in each case, following the consummation of our initial Business Combination;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 10, 2022, we entered into with our Initial Stockholders;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Relativity Acquisition Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

v

●	“Trust Agreement Amendment” are to an amendment to the Investment Management Trust Agreement, dated as of February 10, 2022, we entered into with Continental, as trustee of the Trust Account, permitting Continental to invest funds from the Trust Account in an interest-bearing demand deposit account, as approved by our stockholders at the 2024 Special Meeting;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Warrant;
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Stockholders or an affiliate of the Initial Stockholders or certain our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting our initial Business Combination.

While we initially focused on targets in the legalized cannabis industry, we have also actively explored Business Combination targets in other businesses, industries or geographical locations, including, but not limited to, related industries such as consumer packaged goods, health & wellness, technology, pharmaceuticals, manufacturing, distribution, logistics and brand management.

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

Extension of our Combination Period

We initially had up to 12 months from the closing of the Initial Public Offering (until February 15, 2023) to complete a Business Combination.

We have extended our time to complete a business combination four times, with our stockholders having the ability to redeem each time. We currently have until February 15, 2027 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Second Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules). Following such redemptions, there are currently 55,901 Public Shares outstanding and a total of 4,309,988 shares of Class A Common Stock and one share of Class B Common stock outstanding.

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

On March 25, 2026, we held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved:

●	a proposal to adopt and approve the business combination agreement, dated as of February 28, 2025 (as amended and restated on October 22, 2025), by and among the Company, Relativity Holdings Inc., Instinct Bio Technical Company Inc., parties thereto, as described in more detail in the proxy statement relating to the Meeting.
●	a proposal to amend the second amended and restated certificate of incorporation of the Company to eliminate the requirement that the Company, or any entity that succeeds the Company, retain at least $5,000,001 of net tangible assets following the redemption of public shares in connection with the business combination.

The obligations of the parties to complete the Closing are subject to various conditions. We are working toward completing the proposed business combination as soon as possible.

Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account at the time of our signing a definitive agreement in connection with our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

We have until February 15, 2027 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Second Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules). If we are unable to consummate an initial Business Combination within the Combination Period, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was approximately $11.62 per Public Share as of December 31, 2025. Our Initial Stockholders, and our officers and directors, have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares of Common Stock held by them, whether now or hereafter acquired, in connection with the completion of our initial Business Combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable target businesses for an initial business combination. Therefore, we do not believe that we face significant cybersecurity risks and have not adopted any cybersecurity risk management programs or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

On June 3, 2024 the Nasdaq Stock Market delisted our Class A Common Stock, Units and Warrants from Listing under Section 12(b) of the Securities Exchange Act of 1934, due to public interest concerns over the liquidity of Relativity’s securities. The Relativity Class A Common Stock is currently traded on the over the counter market but the units issued in the IPO (the “Public Units”) and the Relativity Public Warrants are not traded anywhere; however, the Company plans to reapply to NASDAQ upon closing of the business combination. Pubco will apply for listing, to be effective upon closing of the Business Combination for the Pubco ordinary share and Pubco Public Warrants on Nasdaq under the proposed symbols “BIOT” and “BIOTW,” respectively. Pubco will not have units traded following the consummation of the Business Combination. It is uncertain if Pubco will be able to meet Nasdaq’s initial listing requirements to list its securities on Nasdaq, which is a condition to the closing of the Business Combination.

(b)	Holders

On May 28, 2026, there were two holders of record of our Units, 44 holders of record of shares of our Class A Common Stock and one holder of record of our Warrants.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 13, 2025, we held a special meeting of stockholders, at which our stockholders approved, among other things, the extension of our time to complete a business combination to February 15, 2026. In connection with the vote to approve the Fourth Extension, Public Stockholders holding 753 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9,266 (approximately $12.31 per Public Share) was removed from the Trust Account to pay such holders.

On February 12, 2026, we held a special meeting, at which our stockholders approved, among other things, the extension of our time to complete a business combination to February 15, 2027. In connection with the Meeting, stockholders holding 6,587 public shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $84,172 (approximately $12.77 per Public Share) was removed from the Trust Account to pay such holders.

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

Recent Developments

Extension of our Combination Period

We initially had up to 12 months from the closing of the Initial Public Offering (until February 15, 2023) to complete a Business Combination, except that the Sponsor had two 3-month extensions available to it, for a total of up to 18 months from the closing of the Initial Public Offering (until August 15, 2023) to complete the initial Business Combination. We currently have until February 15, 2027 to consummate an initial Business Combination (subject to further extension with the approval of stockholders pursuant to the Fourth Amended and Restated Charter, consistent with applicable laws, regulations and stock exchange rules).

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

On March 25, 2026, we held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved:

●	a proposal to adopt and approve the business combination agreement, dated as of February 28, 2025 (as amended and restated on October 22, 2025), by and among the Company, Relativity Holdings Inc., Instinct Bio Technical Company Inc., parties thereto, as described in more detail in the proxy statement relating to the Meeting.
●	a proposal to amend the second amended and restated certificate of incorporation of the Company to eliminate the requirement that the Company, or any entity that succeeds the Company, retain at least $5,000,001 of net tangible assets following the redemption of public shares in connection with the business combination.

The obligations of the parties to complete the Closing are subject to various conditions. We are working toward completing the proposed business combination as soon as possible.

Results of Operations

As of December 31, 2025, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2025, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the year ended December 31, 2025, we had net loss of $1,225,143, which consists of general and administrative costs of $1,028,665, a change in the fair value of warrant liability of $226,183 and provision for income taxes of $7,352, offset by income from investment in trust account of $23,369 and a gain from forgiveness of professional fees of $13,688.

For the year ended December 31, 2024, we had net loss of $440,564, which consists of general and administrative costs of $741,798, provision for income taxes of $81,983 and a change in the fair value of warrant liability of $15,780 offset by gain from extinguishment of promissory note of $360,114 and income from investments held in the trust account of $38,883.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $7,140 in its operating bank account and working capital deficit of $3,123,694.

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

On February 12, 2026, the Company held a special meeting of stockholders (the “February 2026 Meeting”). At the February 2026 Meeting, the Company’s stockholders approved an amendment to the Company’s fifth amended and restated certificate of incorporation (the “February 2026 Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2026 to February 15, 2027 or such earlier date as determined by the Company’s the Board. In connection with the February 2026 Meeting, stockholders holding 6,587 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $84,172 (approximately $12.77 per Public Share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 55,901 Class A common stock outstanding.

On March 25, 2026, the Company held a special meeting of stockholders (the “March 2026 Meeting”). At the March 2026 Meeting, the Company’s stockholders approved a proposal to adopt and approve the business combination agreement, dated as of February 28, 2025 (as amended and restated on October 22, 2025) and a proposal to amend the second amended and restated certificate of incorporation of the Company to eliminate the requirement that the Company, or any entity that succeeds the Company, retain at least $5,000,001 of net tangible assets following the redemption of public shares in connection with the business combination. In connection with the 2026 Meeting, stockholders holding 15,279 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $192,821 (approximately $12.62 per Public Share) will be removed from the Trust Account immediately prior to the closing of the business combination to pay such holders. Following redemptions, the Company will have 40,622 Public Shares outstanding.

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, approximately $794,299 and $769,267 remained in the Trust Account, respectively.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

On January 24, 2025, the Company entered into a promissory note (“Instinct Note”) with Instinct Bio Technical Company Pte Ltd. (“Instinct”) pursuant to which Instinct agreed to loan the Company an aggregate principal amount of up to $400,000. The Instinct Note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Instinct Note shall be null and void and the Company shall not have any obligation to the Payee hereunder. As of December 31, 2025, the Company had an outstanding balance of $433,190 under the Instinct Note.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred $120,000 of administrative service fees, and $245,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets. For the year ended December 31, 2024, the Company incurred and paid $120,000 of administrative service fees.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until February 15, 2027 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by February 15, 2027. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, such as our Warrants, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations contained elsewhere in this Report. The classification of derivative instruments, including whether such condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period ended December 31, 2025 due to a material weakness for the failure to timely close our books and records for each fiscal period, our failure to timely file of regulatory filings and because of a material weakness in our internal control over financial reporting related to the adequate review of our statements of cash flows.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Tarek Tabsh	40	Chief Executive Officer and Chairman
Steven Berg	61	Chief Financial Officer
Jessica Assaf	35	Director
David Kane	62	Director

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

Mr. Tabsh completed his graduate education program through a multidisciplinary approach, spanning the Harvard Business School, the Harvard School of Engineering and Applied Sciences, and the Massachusetts Institute of Technology (MIT) Sloan School of Management, with a focus on innovation-driven entrepreneurship. He brings to the Relativity board a proven track record of innovation, regulatory insight, and disciplined leadership—positioning him to lead M&A initiatives across life sciences, defense, cybersecurity, technology, and healthcare with institutional rigor and long-term value creation at the core.

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

Jessica Assaf Prince, is an award-winning entrepreneur and activist dedicated to improving health and well-being through business. Her advocacy journey began at the age of 15, focusing on safe products, corporate accountability, consumer wellness and female empowerment. In high school, Assaf co-founded Teens for Safe Cosmetics, a group that successfully lobbied for the California Safe Cosmetics Act of 2005, requiring manufacturers to disclose harmful ingredients in personal care products. Assaf earned her undergraduate degree from New York University’s Gallatin School and later received her MBA from Harvard Business School, during which she co-founded RAW IS EVERYTHING, a clean skincare company that achieved national distribution. In 2019, Assaf co-founded Prima, a purpose-driven CBD wellness brand and Public Benefit Corporation (B Corp) that was acquired in 2023. She is now the Director of Communications at OSEA Malibu and works with purpose-driven companies on branding, marketing, social media, retail strategy, PR and partnerships. Throughout her career, Assaf has been recognized for her contributions to health advocacy and entrepreneurship, including being named to Forbes’ 30 Under 30 list in 2020.

David Kane, Since 2016, David Kane has been the CEO of Morkan Enterprises, LLC, a consulting firm that provides accounting and CFO services. Mr. Kane is a certified public accountant and started his career with Arthur Anderson & Co. His career includes Walt Disney Company as a financial analyst, providing cost accounting to Disney’s construction of EuroDisney. Later, Mr. Kane was a controller at Virgin Records where he led acquisitions of two hip-hop record labels. He later became CFO or the fractional CFO for several private and public companies, where he led operations, public and private capital raises, IPO’s, debt restructuring, liquidation events, mergers and acquisitions, system implementations and strategic initiatives. Mr. Kane was raised in Los Angeles, California and is an alumnus of UCLA. He now lives in Henderson, Nevada and is married and a father of two. His passions include traveling the world with his family, being active in local charities and attending local theater.

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

Number and Terms of Office of Officers and Directors

Relativity currently has four directors. The Relativity Board is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to Relativity’s first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, Relativity is not required to hold an annual meeting until one year after its first fiscal year end following its listing on Nasdaq. The term of office of the first class of directors, consisting of David Kane, and will expire at Relativity’s first annual meeting of stockholders. The term of office of the second class of directors, consisting of Tarek Tabsh and Jessica Assaf, will expire at the second annual meeting of stockholders.

Relativity’s officers are appointed by the Relativity Board and serve at its discretion, rather than for specific terms of office. The Relativity Board is authorized to appoint persons to the offices set forth in Relativity’s bylaws as it deems appropriate. Relativity’s bylaws provide that Relativity’s officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Relativity Board.

Committees of the Board of Directors

The Board has three standing committees: the Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Subject to phase-in rules and a limited exceptions, Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website www.relativityacquisitions.com.

Audit Committee

Relativity has established an audit committee of the board of directors. David Kane and Jessica Assaf serve as members of the audit committee, and Mr. Kane chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, Relativity is required to have at least two members of the audit committee, all of whom must be independent. Each of Mr. Kane and Ms. Assaf meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and the Relativity Board has determined that Mr. Kane qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Relativity has adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by Relativity;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by Relativity, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and Relativity to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to Relativity entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and Relativity’s legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding Relativity’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Relativity has established a compensation committee of the board of directors. Jessica Assaf and serve as members of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, Relativity is required to have at least two members of the compensation committee, all of whom must be independent. Ms. Assaf and Mr. are independent, and Ms. Assaf chairs the compensation committee.

Relativity has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to Relativity’s Chief Executive Officers’ compensation, if any is paid by Relativity, evaluating the Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by Relativity, of all of Relativity’s other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering Relativity’s incentive compensation equity-based remuneration plans;
●	assisting management in complying with Relativity’s proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for Relativity’s officers and employees;
●	if required, producing a report on executive compensation to be included in Relativity’s annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of the Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of Relativity’s existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business.

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

Nominating and Corporate Governance Committee

Relativity has established a nominating and corporate governance committee of the board of directors. David Kane II and serve as members of the nominating and corporate governance committee. Mr. Kane and Mr. are independent, and Mr. Kane chairs the nominating and corporate governance committee. The nominating and corporate governance committee will recommend to the Relativity Board candidates for nomination for election at the annual meeting of the stockholders. Prior to Relativity’s Initial Business Combination, the Relativity Board will also consider director candidates recommended for nomination by holders of Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to Relativity’s Initial Business Combination, holders of Public Shares will not have the right to recommend director candidates for nomination to the Relativity Board.

Relativity has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Relativity Board considers educational background, diversity of professional experience, knowledge of Relativity’s business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of Relativity’s stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of May 28, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
●each of our executive officers and directors that beneficially owns our Common Stock; and
●all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,310,741 shares of our Common Stock, consisting of (i) 4,303,400 shares of our Class A Common Stock and (ii) one share of our Class B Common Stock issued and outstanding as of May 28, 2026. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Common
Name and Address of Beneficial Owner (1)	Owned	Class	Owned	Class	Stock
Relativity Acquisition Sponsor LLC (2)	3,509,130	81.83%	1	100%	81.83%
Tarek Tabsh (2)	3,509,130	81.83%	1	100%	81.83%
Jessica Assaf	—	—	—	—	—
David Kane	—	—	—	—	—
All executive officers and directors as a group (five individuals)	3,509,130	81.83%	1	100%	81.83%
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

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 28, 2021, the Sponsor purchased 3,750,000 shares of Relativity Class B Common Stock for an aggregate purchase price of $25,000. On December 14, 2021, the Sponsor returned to Relativity, at no cost, an aggregate of 511,250 shares of Relativity Class B Common Stock, which Relativity cancelled, resulting in an aggregate of 3,238,750 shares of Relativity Class B Common Stock outstanding and held by the Sponsor. On December 14, 2021, Relativity issued 355,000 shares of Relativity Class B Common Stock to A.G.P. On January 12, 2022, the Sponsor transferred 176,094 shares of Relativity Class B Common Stock to George Syllantavos, and 28,750 shares of Relativity Class B Common Stock to Anastasios Chrysostomidis. The total number of shares of Relativity Class B Common Stock issued was determined based on the expectation that such shares would represent 20% of the outstanding shares upon completion of the IPO (not including the shares underlying the Private Placement Units).

On February 27, 2023, Relativity issued an aggregate of 3,593,749 shares of Relativity Class A Common Stock to the Sponsor, A.G.P., George Syllantavos and Anastasios Chrysostomidis, the holders of the Relativity Class B Common Stock, upon the conversion of an equal number of shares of Relativity Class B Common Stock. These shares of Relativity Class A Common Stock are subject to the same restrictions as applied to the Relativity Class B Common Stock before the conversion, including, among other things, certain transfer restrictions, waiver of Redemption Rights and the obligation to vote in favor of an Initial Business Combination as described in the prospectus for the IPO. Following the conversion, the Sponsor was the beneficial owner of 3,033,905 shares of Relativity Class A Common Stock and one share of Relativity Class B Common Stock. The Sponsor then transferred 533,525 shares of Relativity Class A Common Stock to certain members of the Sponsor.

Private Placement Units

On February 15, 2022, the Sponsor purchased 653,750 Private Placement Units at a price of $10.00 per unit, for an aggregate purchase price of $6,537,500. The Private Placement Units are identical to the Public Units sold in the IPO except that (a) the Private Placement Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of Relativity’s Initial Business Combination except to permitted transferees, (b) the shares of Relativity Class A Common Stock included in the Private Placement Units and underlying the Relativity Private Warrants will be entitled to registration rights and (c) the Relativity Private Warrants are entitled to registration rights.

Administrative Support

Relativity pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of Relativity’s Initial Business Combination or its liquidation, Relativity will cease paying these monthly fees. For the three and nine months ended September 30, 2023, Relativity incurred $30,000 and $90,000 of administrative service fees, respectively, all of which were fully paid. For the year ended December 31, 2022, Relativity incurred and paid $105,000 of administrative service fees. For the period from April 13, 2021 (inception) through December 31, 2021, no administrative service fees were incurred.

Promissory Note

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. This loan was repaid upon the closing of the IPO out of the estimated $660,000 of offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions).

Registration Rights

Relativity has entered into the IPO Registration Rights Agreement with respect to the Private Placement Units and the shares of Relativity Class A Common Stock and Relativity Private Warrants included therein, as well as the shares of Relativity Class A Common Stock issuable upon exercise or conversion or exercise of the foregoing warrants, and the Founder Shares.

In connection with the consummation of the Business Combination, we will enter into the A&R Registration Rights Agreement. See “The Business Combination Proposal — Related Agreements — A&R Registration Rights Agreement.”

Certain Agreements Related to the Business Combination

In connection with the Business Combination, certain agreements will be entered into pursuant to the Business Combination Agreement by Relativity, BIOT, Pubco and its related persons. References below are qualified in their entirety by reference to the full text of such agreements and to the descriptions thereof included elsewhere in this proxy statement/prospectus. These agreements include:

●	Lock-Up Agreements (see the section entitled “Proposal No. 1 — The Business Combination Proposal — Related Agreements — Lock-Up Agreements”).
●	Non-Competition Agreements (see the section entitled “Proposal No. 1 — The Business Combination Proposal — Related Agreements — Non-Competition Agreements”).
●	A&R Registration Rights Agreement (see the section entitled “Proposal No. 1 — The Business Combination Proposal — Related Agreements — A&R Registration Rights Agreement”).

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Jessica Assaf and David Kane are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled approximately $144,390 and $51,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2025 and 2024, we did not pay Withum any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025 and for the year ended December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the years ended December 31, 2025 and 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Relativity Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Relativity Acquisition Corp. and its Subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 15, 2027, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
May 29, 2026

PCAOB ID Number 100

RELATIVITY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$7,140	$1,674
Prepaid expense	2,890	29,556
Due from sponsor	8,186	3,047
Total current assets	18,216	34,277
Cash held in Trust Account	794,299	769,267
Total Assets	$812,515	$803,544

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$28,771
Accrued costs and expenses	2,592,439	1,998,193
Excise tax payable	10,285	10,192
Income tax payable	77,225	78,864
Advances from Instinct Brothers	433,190	—
Franchise tax payable	—	8,600
Total current liabilities	3,141,910	2,124,620
Warrant liabilities	767,970	541,787
Total Liabilities	3,909,880	2,666,407

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 62,488 and 63,241 shares subject to possible redemption as of December 31, 2025 and 2024, at a redemption value of approximately $11.69 and $10.74 per share, respectively (Note 3)	726,019	679,072

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of December 31, 2025 and 2024 (excluding 62,488 and 63,241 shares subject to possible redemption as of December 31, 2025 and 2024, respectively)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2025 and 2024	—	—
Accumulated deficit	(3,823,808)	(2,542,359)
Total Stockholders’ Deficit	(3,823,384)	(2,541,935)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$812,515	$803,544

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
General and administrative expense	$1,028,665	$741,798
Loss from operations	(1,028,665)	(741,798)

Other (expense) income:
Change in fair value of warrant liabilities	(226,183)	(15,780)
Gain from extinguishment of promissory note	—	360,114
Gain from forgiveness of professional fees	13,688	—
Interest income on cash held in Trust Account	23,369	38,883
Total other (expense) income, net	(189,126)	383,217

Income (loss) before provision for income taxes	(1,217,791)	(358,581)
Provision for income taxes	(7,352)	(81,983)
Net loss	$(1,225,143)	$(440,564)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	62,591	74,097
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.28)	$(0.10)
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	4,247,499	4,247,499
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.28)	$(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	1	1
Basic and diluted net loss per common stock, Class B common stock	$(0.28)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2023	4,247,499	$424	1	$—	$(2,117,202)	$(2,116,778)
Accretion for Class A common stock to redemption amount	—	—	—	—	25,599	25,599
Excise tax payable attributable to redemption of common stock	—	—	—	—	(10,192)	(10,192)
Net loss	—	—	—	—	(440,564)	(440,564)
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)
Accretion for Class A common stock to redemption amount	—	—	—	—	(56,213)	(56,213)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(1,225,143)	(1,225,143)
Balance as of December 31, 2025	4,247,499	$424	1	$—	$(3,823,808)	$(3,823,384)

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,225,143)	$(440,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(23,369)	(38,883)
Gain from extinguishment of promissory note	—	(360,114)
Gain from forgiveness of professional fees	(13,688)	—
Change in fair value of derivative warrant liabilities	226,183	15,780
Changes in operating assets and liabilities:
Prepaid expense	26,666	(21,464)
Due to related party	—	27,882
Accrued costs and expenses	607,935	402,910
Income taxes payable	(1,639)	76,953
Due from Sponsor	(5,139)	—
Franchise tax payable	(8,600)	(9,400)
Net cash used in operating activities	(416,794)	(346,900)

Cash flows from investing activities:
Investment of cash in Trust Account	(28,708)	(28,216)
Interest withdrawal for tax obligations	17,777	25,145
Cash withdrawn from Trust Account in connection with redemption	9,266	1,019,230
Net cash used in investing activities	(1,664)	1,016,159

Cash flows from financing activities:
Proceeds from promissory note related party (4503309 Nova Scotia Ltd.)	433,190	249,985
Proceeds from issuance of promissory note – related party (SVES)	—	94,529
Redemption of ordinary shares	(9,266)	(1,019,230)
Net cash provided by financing activities	423,924	(674,716)

Net change in cash	5,466	(5,457)
Cash, beginning of the year	1,674	7,131
Cash, end of the year	$7,140	$1,674

Supplemental disclosure of cash flow information:
Income taxes paid	$8,991	$24,970

The accompanying notes are an integral part of these consolidated financial statements.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

On February 12, 2026, the Company held a special meeting of stockholders (the “February 2026 Meeting”). At the February 2026 Meeting, the Company’s stockholders approved an amendment to the Company’s fifth amended and restated certificate of incorporation (the “February 2026 Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2026 to February 15, 2027 or such earlier date as determined by the Company’s the Board.

In connection with the February 2026 Meeting, stockholders holding 6,587 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $84,172 (approximately $12.77 per Public Share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 55,901 Class A common stock outstanding.

On March 25, 2026, the Company held a special meeting of stockholders (the “March 2026 Meeting”). At the March 2026 Meeting, the Company’s stockholders approved a proposal to adopt and approve the business combination agreement, dated as of February 28, 2025 (as amended and restated on October 22, 2025) and a proposal to amend the second amended and restated certificate of incorporation of the Company to eliminate the requirement that the Company, or any entity that succeeds the Company, retain at least $5,000,001 of net tangible assets following the redemption of public shares in connection with the business combination.

In connection with the March 2026 Meeting, stockholders holding 15,279 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $192,821 (approximately $12.62 per Public Share) will be removed from the Trust Account immediately prior to the closing of the business combination to pay such holders. Following redemptions, the Company will have 40,622 Public Shares outstanding.

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

On February 13, 2024 and 2025, the Company’s stockholders redeemed 90,054 and 753 public shares of common stock for a total redemption amount of $1,019,230 and $9,266, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of December 31, 2025 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2025, the Company recorded $10,285 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024 and 2025. As of December 31, 2025, the Company recorded $93 of excise tax liability calculated as 1% of shares redeemed on February 20, 2025. As of December 31, 2024, the Company recorded $10,192 of excise tax liability calculated as 1% of shares redeemed on February 13, 2024.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $7,140 in its operating bank account and working capital deficit of $3,123,694.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company has until February 15, 2027 (absent any extensions of such period, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain whether the Company will be able to consummate the proposed Business Combination by this date. If a Business Combination is not consummated by this date, unless that time is extended (as provided above, or pursuant to a stockholder vote), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate by February 15, 2027. The Company intends to complete the proposed Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash of $7,140 and $1,674, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

As of December 31, 2025 and 2024, the Company held $794,299 and $769,267 in cash in its Trust Account, respectively. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Gains and losses resulting from the change in fair value of warrant liability are included in interest income on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature (except for the warrant liabilities – see Note 8).

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Net Loss per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the years ended December 31, 2025 and 2024 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net loss per Class A share is the same for the periods presented. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

At December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the period.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Year Ended
	December 31,
	2025	2024
Class A Common Stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock	$(17,792)	$(7,554)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	62,591	74,097
Basic and diluted net loss per share	$(0.28)	$(0.10)

Class A Common Stock non-redeemable
Numerator: Net loss allocable to Class A common stock	$(1,207,351)	$(433,010)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net loss per share	$(0.28)	$(0.10)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	1
Basic net loss per share	$(0.28)	$(0.10)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (0.60%) and (23.57%) for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2025 and 2024, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Following redemptions, the Company has 62,488 and 63,241 Public Shares outstanding as of December 31, 2025 and 2024, respectively.

On February 12, 2026, the Company held a special meeting of stockholders (the “February 2026 Meeting”). At the February 2026 Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 15, 2026 to February 15, 2027, or such earlier date as determined by the Company’s board of directors. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware. In connection with the February 2026 Meeting, stockholders holding 6,587 public shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $84,172 (approximately $12.77 per Public Share) was removed from the Trust Account to pay such holders. As a result, the Company has 55,901 Public Shares outstanding.

On March 25, 2026, the Company held a special meeting of stockholders (the “March 2026 Meeting”). At the March 2026 Meeting, stockholders holding 15,279 public shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $192,821 (approximately $12.62 per Public Share) will be removed from the Trust Account immediately prior to the closing of the business combination to pay such holders. Following redemptions, the Company will have 40,622 Public Shares outstanding.

Concentration of Credit Risk

The Company had cash balances at financial institutions which throughout the year did not exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements or related disclosures.

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

Accordingly, at December 31, 2025 and 2024, 62,488 and 63,241 shares of common stock subject to possible redemption, respectively, are presented at redemption value of approximately $11.69 and $10.74 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

As of December 31, 2025 and 2024, the common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2023	1,723,901
Less:
Redemptions	(1,019,230)
Plus:
Remeasurement of carrying value to redemption value	(25,599)
Common stock subject to possible redemption, December 31, 2024	$679,072
Less:
Redemptions	(9,266)
Plus:
Remeasurement of carrying value to redemption value	56,213
Common stock subject to possible redemption, December 31, 2025	$726,019

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

DECEMBER 31, 2025

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

As of December 31, 2025, the Company had an outstanding balance of $433,190 under the Instinct Note, which exceeded the principal amount available under the promissory note agreement.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 of administrative service fees. As of December 31, 2025 and 2024, the Company had $245,000 and $125,000, respectively, of accrued administrative service fees recorded within accrued costs and expenses on the accompanying consolidated balance sheets.

Due to Related Party

At December 31, 2025 and 2024, the Company had $28,771 due to a related party, consisting of advances and payments made by Sponsor on behalf of the Company. The outstanding balance is non-interest bearing and payable on demand.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At December 31, 2025 and 2024, $8,186 and $3,047 is included in due from sponsor in the accompanying consolidated balance sheets, respectively.

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

DECEMBER 31, 2025

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of December 31, 2025, no expense has been recorded as the Business Combination is not deemed probable.

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

DECEMBER 31, 2025

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

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$734,564	$—	$—	$734,564
Private Warrants	33,406	—	—	33,406
Warrant Liabilities	$767,970	$—	$—	$767,970

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$518,219	$—	$—	$518,219
Private Warrants	23,568	—	—	23,568
Warrant Liabilities	$541,787	$—	$—	$541,787

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the years ended December 31, 2025 and 2024.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025 and 2024, the Public and Private Warrants were valued utilizing the market approach as described above. The changes in the fair value of the Company’s Warrants have an effect on the Company’s net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2025 and 2024 measurement dates for Public and Private Warrants:

Measurement Date	Range	Median
December 31, 2025	$0.007 - $0.250	$0.0511
December 31, 2024	$0.015 - $0.100	$0.0360

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2025 and 2024 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2024	$541,787
Change in fair value of warrant liabilities	226,182
Warrant liabilities at December 31, 2025	$767,969

Warrant
Liabilities
Warrant liabilities at December 31, 2023	$526,007
Change in fair value of warrant liabilities	15,780
Warrant liabilities at December 31, 2024	$541,787

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 — Warrant Liability

As of December 31, 2025 and 2024, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

DECEMBER 31, 2025

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2025 and 2024, there were 4,247,499 shares of Class A common stock issued and outstanding, excluding 62,488 and 63,241 shares subject to possible redemption, respectively.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2025 and 2024, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 10 — Income Tax

The Company’s net deferred tax assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets
Organizational costs/start-up expenses	$975,072	$799,003
Total deferred tax assets	975,072	799,003
Valuation allowance	(975,072)	(799,003)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Federal
Current	$7,352	$81,983
Deferred	(176,068)	(140,359)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	176,068	140,359
Provision for income taxes	$7,352	$81,983

As of December 31, 2025 and 2024, the Company has no U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the years ended December 31, 2025 and 2024. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2025 and 2024, the change in the valuation allowance was $176,068 and $140,359, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,		December 31,
	2025		2024
Statutory federal income tax rate	21.0%	$(255,736)	21.0%
State taxes, net of federal tax benefit	0.0%	0.0	0.0%
Change in fair value of warrants	(3.9)%	47,498	(1.0)%
Acquisition facilitative expenses	(3.3)%	39,521	(3.3)%
Change in valuation allowance	(14.4)%	176,068	(40.4)%
Income tax provision	(0.6)%	$7,352	(23.7)%

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company has identified the United States as its only major tax jurisdiction. The Company may be subject to income tax examinations by major taxing authorities. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. During the year ended December 31, 2025, the Company paid $8,991 in federal income taxes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Cash held in Trust Account	$794,299	$769,267
Cash	$7,140	$1,674

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
General and administrative expenses	$1,028,665	$741,798
Interest income on cash and investments held in Trust Account	$23,519	$38,883

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews these costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the consolidated statements of operations and described within their respective disclosures.

RELATIVITY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On February 12, 2026, the Company held a special meeting of stockholders (the “February 2026 Meeting”). At the February 2026 Meeting, the Company’s stockholders approved an amendment to the Company’s fifth amended and restated certificate of incorporation (the “February 2026 Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2026 to February 15, 2027 or such earlier date as determined by the Company’s the Board.

In connection with the February 2026 Meeting, stockholders holding 6,587 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $84,172 (approximately $12.77 per Public Share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 55,901 Class A common stock outstanding.

On March 25, 2026, the Company held a special meeting of stockholders (the “March 2026 Meeting”). At the March 2026 Meeting, the Company’s stockholders approved a proposal to adopt and approve the business combination agreement, dated as of February 28, 2025 (as amended and restated on October 22, 2025) and a proposal to amend the second amended and restated certificate of incorporation of the Company to eliminate the requirement that the Company, or any entity that succeeds the Company, retain at least $5,000,001 of net tangible assets following the redemption of public shares in connection with the business combination.

In connection with the 2026 Meeting, stockholders holding 15,279 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $192,821 (approximately $12.62 per Public Share) will be removed from the Trust Account immediately prior to the closing of the business combination to pay such holders. Following redemptions, the Company will have 40,622 Public Shares outstanding.

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

RELATIVITY ACQUISITION CORP.

Date: May 29, 2026	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2026	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)