Form 10-Q
period 2026-03-31
Relativity Acquisition Corp
filed 2026-06-02
CIK 1860484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 29, 2026, there were 4,303,400 shares of Class A Common Stock, par value $0.0001 per share, and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

RELATIVITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RELATIVITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash	$5,071	$7,140
Prepaid expense	990	2,890
Due from sponsor	8,186	8,186
Total current assets	14,247	18,216
Cash held in Trust Account	712,789	794,299
Total Assets	$727,036	$812,515

Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Due to related party	$28,771	$28,771
Accrued costs and expenses	2,852,415	2,592,439
Excise tax payable	10,369	10,285
Income taxes payable	77,905	77,225
Advances from Instinct Brothers	433,190	433,190
Franchise tax payable	―	—
Total current liabilities	3,402,650	3,141,910
Warrant liabilities	525,255	767,970
Total Liabilities	3,927,905	3,909,880

Commitments and Contingencies (Note 3 and Note 6)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 55,901 and 62,488 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively, at a redemption value of approximately $11.57 and $11.69 per share, respectively (Note 3)	646,920	726,019

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,247,499 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 55,901 and 62,488 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively)	424	424
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Accumulated deficit	(3,848,213)	(3,823,808)
Total Stockholders’ Deficit	(3,847,789)	(3,823,384)
Total Liabilities, Redeemable Common Stock, and Stockholders’ Deficit	$727,036	$812,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$266,935	$293,991
Loss from operations	(266,935)	(293,991)

Other income (expense):
Change in fair value of warrant liabilities	242,715	(175,077)
Interest income on cash held in Trust Account	5,139	6,111
Total other income (expense)	247,854	(168,966)

Loss before provision for income taxes	(19,081)	(462,957)
Provision for income taxes	(680)	(821)
Net loss	$(19,761)	$(463,778)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	58,861	62,911
Basic and diluted net loss per common stock, Class A common stock subject to possible redemption	$(0.00)	$(0.11)
Basic and diluted weighted average shares outstanding, non - redeemable Class A common stock	4,247,499	4,247,499
Basic and diluted net loss per common stock, Class A common stock non-redeemable	$(0.00)	$(0.11)
Basic and diluted weighted average shares outstanding, Class B common stock	1	1
Basic and diluted net loss per common stock, Class B common stock	$(0.00)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2025	4,247,499	$424	1	$—	$(3,823,808)	$(3,823,384)
Accretion for Class A common stock to redemption amount	—	—	—	—	(4,560)	(4,560)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(84)	(84)
Net loss	—	—	—	—	(19,761)	(19,761)
Balance as of March 31, 2026 (unaudited)	4,247,499	$424	1	$—	$(3,848,213)	$(3,847,789)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B			Total
	Common Stock		Common Stock		Accumulated	Stockholders’
	Share	Amount	Share	Amount	Deficit	Deficit
Balance as of December 31, 2024	4,247,499	$424	1	$—	$(2,542,359)	$(2,541,935)
Accretion for Class A common stock to redemption amount	—	—	—	—	(22,647)	(22,647)
Excise tax payable attributable to redemption of common stock	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(463,778)	(463,778)
Balance as of March 31, 2025 (unaudited)	4,247,499	$424	1	$—	$(3,028,877)	$(3,028,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,761)	$(463,778)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(5,139)	(6,111)
Change in fair value of derivative warrant liabilities	(242,715)	175,077
Changes in operating assets and liabilities:
Accrued costs and expenses	259,976	106,822
Income taxes payable	680	(2,395)
Franchise tax payable	—	2,200
Prepaid assets	1,900	14,505
Net cash used in operating activities	(5,059)	(173,680)

Cash flows from investing activities:
Investment of cash in Trust Account	(2,000)	(19,708)
Interest withdrawal for tax obligations	4,990	12,152
Cash withdrawn from Trust Account in connection with redemptions	83,659	9,266
Net cash provided by investing activities	86,649	1,710

Cash flows from financing activities:
Proceeds from issuance of promissory note - related party	—	225,000
Redemptions of Class A common stock	(83,659)	(9,266)
Net cash (used in) provided by financing activities	(83,659)	215,734

Net change in cash	(2,069)	43,764
Cash, beginning of the period	7,140	1,674
Cash, end of the period	$5,071	$45,438

Supplementary cash flow information:
Cash paid for federal income taxes	$—	$3,216
Non-cash financing activities:
Excise taxes payable related to redemptions	$84	$93

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RELATIVITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On February 13, 2025, the Company held a special meeting of stockholders (the “2025 Meeting”). At the 2025 Meeting, the Company’s stockholders approved an amendment to the Company’s fourth amended and restated certificate of incorporation (the ”2025 Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from February 15, 2025 to February 15, 2026 or such earlier date as determined by the Company’s the Board. The Company filed the 2025 Charter Amendment with the Secretary of State of the State of Delaware.

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

In connection with the 2026 Meeting, stockholders holding 15,279 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $192,821 (approximately $12.62 per Public Share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 40,622 Class A common stock outstanding.

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

In February 2026, 2025 and 2024, the Company’s stockholders redeemed 6,587, 753 and 90,054 public shares of common stock, respectively, for aggregate redemption proceeds of $83,659, $9,266 and $1,019,230, respectively.

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

The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of March 31, 2026 and concluded that it is probable that a contingent liability should be recorded. Accordingly, the Company recorded $10,369 of excise tax liability, representing 1% of aggregate shares redeemed in February 2026, 2025 and 2024.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $5,071 in its operating bank account and working capital deficit of $3,388,403.

The Company will need to raise additional funds in order to meet the expenditures required for operating the business. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on May 29, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash of $5,071 and $7,140, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company held $712,789 and $794,299 in cash in its Trust Account, respectively. Net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units were placed in the Trust Account which invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Gains and losses resulting from the change in fair value are included in interest income on cash held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of cash held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature (except for the warrant liabilities – see Note 8).

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

Net Income (Loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 15,028,750 shares of Class A common stock from the outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2026 and 2025 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, basic and diluted net income (loss) per Class A share is the same for the periods presented. The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

For the three months ended March 31, 2026 and 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted and basic loss per Class B share is the same for the periods presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months
	Ended March 31,
	2026	2025
Class A Common Stock subject to possible redemption
Numerator: Net income (loss) allocable to Class A common stock subject to possible redemption	$(270)	$(6,769)
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	58,861	62,911
Basic and diluted net income (loss) per share	$0.00	$(0.11)

Class A non-redeemable Common Stock
Numerator: Net income (loss) allocable to Class A non - redeemable common stock	$(19,491)	$(457,009)
Denominator: Weighted Average Class A non - redeemable common stock
Basic and diluted weighted average shares outstanding	4,247,499	4,247,499
Basic and diluted net income (loss) per share	$0.00	$(0.11)

Class B Common Stock
Numerator: Net loss allocable to Class B common stock	$—	$—
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	1	1
Basic and diluted net loss per share	$0.00	$(0.11)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 10.94% and 0.18% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2026 and 2025, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

Following redemptions, the Company has 55,901 and 62,488 Public Shares outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

Accordingly, at March 31, 2026 and December 31, 2025, 55,901 and 62,488 shares of common stock subject to possible redemption, respectively, are presented at redemption value of approximately $11.57 and $11.62 per share, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

Common stock subject to possible redemption, December 31, 2024	$679,072
Less:
Redemptions	(9,266)
Plus:
Remeasurement of carrying value to redemption value	56,213
Common stock subject to possible redemption, December 31, 2025	$726,019
Less:
Redemptions	(83,659)
Plus:
Remeasurement of carrying value to redemption value	4,560
Common stock subject to possible redemption, March 31, 2026	$646,920

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

Following the redemptions and the conversion of Class B common stock into shares of Class A common stock, there were 153,295 public shares outstanding and a total of 4,400,794 shares of Class A common stock and one share of Class B Common stock is outstanding, including the 2,500,380 shares of Class A common stock and the one share of Class B common stock that are beneficially owned by the Sponsor.

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

As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance of $433,190 under the Instinct Note, which exceeded the principal amount available under the promissory note agreement.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted) at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $30,000 of administrative service fees and $275,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred $30,000 of administrative service fees. As of December 31, 2025, the Company had $245,000 of accrued administrative service fees recorded within accrued costs and expenses on the accompanying consolidated balance sheets.

Due to Related Party

At March 31, 2026 and December 31, 2025, the Company had $28,771 due to a related party, consisting of advances and payments made by Sponsor on behalf of the Company. The outstanding balance is non-interest bearing and payable on demand.

Due from Sponsor

Due from Sponsor is a non-interest-bearing advance and is due on demand. At March 31, 2026 and December 31, 2025, $8,186 is included in due from sponsor in the accompanying condensed consolidated balance sheets.

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

Business Combination Marketing Agreement

The Company engaged A.G.P. as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, to introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, and to assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay A.G.P. a fee in cash for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $5,031,250 in the aggregate. Pursuant to the terms of the Business Combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. As of March 31, 2026, no expense has been recorded as the Business Combination is not deemed probable.

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

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$502,406	$—	$—	$502,406
Private Warrants	22,849	—	—	22,849
Warrant Liabilities	$525,255	$—	$—	$525,255

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$734,564	$—	$—	$734,564
Private Warrants	33,406	—	—	33,406
Warrant Liabilities	$767,970	$—	$—	$767,970

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the  three months ended March 31, 2026 and 2025.

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

As of March 31, 2026 and 2025, the Public and Private Warrants were valued utilizing the market approach as described above. The changes in the fair value of the Company’s Warrants have an effect on the Company’s net income, however, the changes in fair value have no effect on the cash flows of the Company.

The following table summarizes the range and median warrant prices of selected comparable SPACs, which were utilized as significant unobservable inputs in the valuation of the Public Warrants and Private Warrants classified within Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

Measurement Date	Range	Median
March 31, 2026	$0.0006 - $0.1600	$0.0350
December 31, 2025	$0.0070 - $0.2500	$0.0511

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2026 and 2025 is summarized as follows:

Warrant
Liabilities
Warrant liabilities at December 31, 2025	$767,969
Change in fair value of warrant liabilities	(242,714)
Warrant liabilities at March 31, 2026	$525,255

Warrant
Liabilities
Warrant liabilities at December 31, 2024	$541,787
Change in fair value of warrant liabilities	175,077
Warrant liabilities at March 31, 2025	$716,864

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

Note 8 — Warrant Liability

As of March 31, 2026 and December 31, 2025, there were 15,028,750 warrants outstanding. The Company accounted for the 15,028,750 warrants issued in connection with the IPO (14,375,000 Public Warrants and 653,750 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

Note 9 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 4,247,499 shares of Class A common stock issued and outstanding, excluding 55,901 and 62,488 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there was 1 share of Class B common stock issued and outstanding. At December 31, 2022, there were 468,750 Class B shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any public shares in the IPO). As of February 15, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture.

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

Note 10 — Segment Reporting

ASC Topic 280, ”Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the unaudited condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash held in Trust Account	$712,789	$794,299
Cash	$5,071	$7,140

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$266,935	$293,991
Interest income on cash held in Trust Account	$5,139	$6,111

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews these costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

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

We have extended our time to complete a business combination four times, with our stockholders having the ability to redeem each time. Following such redemptions, there are currently 55,901 Public Shares outstanding and a total of 4,303,400 shares of Class A Common Stock and one share of Class B Common stock outstanding.

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

Results of Operations

As of March 31, 2026, we had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2026, relates to our formation and initial public offering and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2026, we had net loss of $19,761, which consists of a change in the fair value of warrant liability of $242,715 and income from investment in trust account of $5,139, offset by general and administrative costs of $266,935 and provision for income taxes of $680.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $5,071 in its operating bank account and working capital deficit of $3,388,403.

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

Following redemptions, the Company has 55,901 and 62,488 Public Shares outstanding as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, approximately $712,789 and $794,299 remained in the Trust Account, respectively.

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

Further, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required for Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

On January 24, 2025, the Company entered into a promissory note (“Instinct Note”) with Instinct Bio Technical Company Pte Ltd. (“Instinct”) pursuant to which Instinct agreed to loan the Company an aggregate principal amount of up to $400,000. The Instinct Note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. In the event a Business Combination Agreement is not consummated, the Instinct Note shall be null and void and the Company shall not have any obligation to the Payee hereunder. As of March 31, 2026, the Company had an outstanding balance of $433,190 under the Instinct Note.

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

We pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $30,000 of administrative service fees, payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred $30,000 of administrative service fees and $155,000 payable recoded as accrued costs and expenses on the accompanying condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2026 due to a material weakness for the failure to timely close our books and records for each fiscal period, our failure to timely file of regulatory filings and because of a material weakness in our internal control over financial reporting related to the adequate review of our statements of cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the deadline for us to complete a business combination (currently February 15, 2027) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the Excise Tax. The extent to which we would be subject to the Excise Tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), (iii) if we fail to timely consummate a business combination and liquidate in a taxable year subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the Excise Tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the Excise Tax remain to be determined. Any Excise Tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a business combination and could affect our ability to complete a business combination.

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

RELATIVITY ACQUISITION CORP.

Date: June 2, 2026	By:	/s/ Tarek Tabsh
	Name:	Tarek Tabsh
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2026	By:	/s/ Steven Berg
	Name:	Steven Berg
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)